Form 10-Q
period 1996-09-30
AVIRON
filed 1996-12-20
CIK 949173

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(MARK ONE)

    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

         For the transition period from                  to

                         Commission File Number 0-20815

                                     AVIRON

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                77-0309686
--------------------------------------   --------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

           297 North Bernardo Avenue, Mountain View, California 94043
          (Address of principal executive offices including zip code)
                                 (415) 919-6500
              (Registrant's telephone number, including area code)

    ------------------------------------------------------------------------

   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No _X_

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock $.01 par value                   11,447,382 shares
--------------------------------------   --------------------------------------
                (Class)                    (Outstanding at December 10, 1996)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     AVIRON
                               TABLE OF CONTENTS

                                                                                                          PAGE NUMBER
                                                                                                       -----------------
COVER PAGE...........................................................................................              1

TABLE OF CONTENTS....................................................................................              2

PART I. FINANCIAL INFORMATION........................................................................              3

  ITEM 1.    FINANCIAL STATEMENTS AND NOTES (UNAUDITED)..............................................              3

             Condensed Balance Sheets as of September 30, 1996 and December 31, 1995.................              3

             Condensed Statements of Operations for the three- and nine-month periods ended September              4
               30, 1996 and 1995.....................................................................

             Condensed Statements of Cash Flows for the nine-month periods ended September 30, 1996                5
               and 1995..............................................................................

             Notes to Condensed Financial Statements.................................................              6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                            8
               OPERATIONS............................................................................

PART II. OTHER INFORMATION...........................................................................             11

  ITEM 1.    LEGAL PROCEEDINGS.......................................................................             11

  ITEM 2.    CHANGES IN SECURITIES...................................................................             11

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.........................................................             11

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................             11

  ITEM 5.    OTHER INFORMATION.......................................................................             11

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................................................             11

SIGNATURES...........................................................................................             13

EXHIBIT INDEX........................................................................................             14

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     AVIRON
                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       SEPTEMBER    DECEMBER
                                                                          30,          31,
                                                                         1996         1995
                                                                      -----------  -----------
                                                                      (UNAUDITED)
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................   $   3,818    $  11,532
  Short-term investments............................................       1,506        6,287
  Accounts receivable...............................................         500           --
  Prepaid expenses and other current assets.........................       1,220          679
                                                                      -----------  -----------
Total current assets................................................   $   7,044    $  18,498
                                                                      -----------  -----------
Property and equipment, net.........................................       2,350        1,275
Deposits and other assets...........................................          92          105
                                                                      -----------  -----------
TOTAL ASSETS........................................................   $   9,486    $  19,878
                                                                      -----------  -----------
                                                                      -----------  -----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................................   $     823    $     312
  Accrued compensation..............................................         173          130
  Accrued clinical trial costs......................................         527          545
  Accrued offering costs............................................         530           --
  Accrued expenses and other liabilities............................         196          108
  Deferred revenue..................................................          63          208
  Current portion of capital lease obligations......................         601          420
                                                                      -----------  -----------
Total Current Liabilities...........................................   $   2,913    $   1,723
                                                                      -----------  -----------
Capital lease obligations, noncurrent...............................         954          618

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 43,000,000 shares authorized, issuable in Series; 39,031,971 and 39,168,297 convertible
    preferred shares issued and outstanding at December 31, 1995 and
    September 30,1996, respectively.................................   $  40,028    $  39,844
  Common stock, no par value; 53,000,000 shares authorized; 758,306 and 1,121,084 shares issued and outstanding at December 31, 1995
    and September 30, 1996, respectively............................       2,355          317
  Notes from stockholders...........................................        (262)          --
  Deferred compensation.............................................      (1,305)        (180)
  Accumulated deficit...............................................     (35,197)     (22,444)
                                                                      -----------  -----------
Total Stockholders' Equity..........................................   $   5,619    $  17,537
                                                                      -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................   $   9,486    $  19,878
                                                                      -----------  -----------
                                                                      -----------  -----------

                            See accompanying notes.

                                     AVIRON
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            THREE MONTHS ENDED
                                                                     NINE MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                          ----------------------  -----------------------
                                             1996        1995        1996         1995
                                          ----------  ----------  -----------  ----------
Total Revenues..........................  $      688  $       12  $     1,063  $       75

OPERATING EXPENSES:
  Research and Development..............  $    4,372  $    2,204  $    10,705  $    7,541
  General and Administrative............  $    1,190  $      769  $     3,465  $    2,334
                                          ----------  ----------  -----------  ----------
TOTAL OPERATING EXPENSES................  $    5,562  $    2,973  $    14,170  $    9,875
                                          ----------  ----------  -----------  ----------
LOSS FROM OPERATIONS....................  $   (4,874) $   (2,961) $   (13,107) $   (9,800)
                                          ----------  ----------  -----------  ----------
OTHER INCOME/(EXPENSE):
  Interest Income.......................  $      107  $      171  $       505  $      289
  Interest Expense......................         (58)        (45)        (138)       (123)
                                          ----------  ----------  -----------  ----------
TOTAL OTHER INCOME, NET.................  $       49  $      126  $       367  $      166
                                          ----------  ----------  -----------  ----------
NET LOSS................................  $   (4,825) $   (2,835) $   (12,740) $   (9,634)
                                          ----------  ----------  -----------  ----------
                                          ----------  ----------  -----------  ----------

Pro forma Net Loss Per Share............  $     0.52  $     0.31  $      1.38  $     1.05
Shares used in calculating proforma net
  loss per share........................       9,222       9,205        9,211       9,151
                                          ----------  ----------  -----------  ----------
                                          ----------  ----------  -----------  ----------

                                     AVIRON
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             ---------------------
                                                                                                1996       1995
                                                                                             ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss...................................................................................  $  (12,740) $  (9,634)
Adjustment to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization............................................................         852        449
  Acquired technology and patent rights....................................................           0      1,588
  Changes in Assets and Liabilities
    Accounts Receivable....................................................................        (500)      (149)
    Prepaid Expenses and Other Current Assets..............................................        (541)      (108)
    Deposits and Other Assets..............................................................          13        (86)
    Accounts Payable.......................................................................         511        112
    Accrued Expenses and Other Liabilities.................................................         643        279
    Deferred Revenue.......................................................................        (145)         0
                                                                                             ----------  ---------
NET CASH USED IN OPERATING ACTIVITIES......................................................  $  (11,907) $  (7,549)
                                                                                             ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments......................................................      (5,281)    (8,713)
  Sales/maturities of short-term investments...............................................      10,049      6,224
  Expenditures for property and equipment..................................................        (509)      (117)
                                                                                             ----------  ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES..................................................  $    4,259  $  (2,606)
                                                                                             ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligation...........................................        (449)      (247)
  Cash proceeds from issuance of:
    Convertible Preferred Stock............................................................         184     13,380
    Common Stock...........................................................................         199          1
                                                                                             ----------  ---------
CASH FLOWS USED IN FINANCING ACTIVITIES....................................................  $      (66) $  13,134
                                                                                             ----------  ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS.......................................  $   (7,714) $   2,979

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................................      11,532        952
                                                                                             ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................  $    3,818  $   3,931
                                                                                             ----------  ---------
                                                                                             ----------  ---------
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Fixed Assets Financed by Capital Obligations.............................................  $      966  $     321
                                                                                             ----------  ---------
                                                                                             ----------  ---------
  Deferred Compensation related to the grant of certain stock options, net of
    cancellations..........................................................................  $    1,577  $       0
  Issuance of Notes receivable for Common Stock, net of cancellations......................  $      262  $       0

                                     AVIRON

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1996 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The financial information at September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron (the "Company") considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 1995 is derived from audited financial statements at that date. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Prospectus dated November 5, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2. NET LOSS PER SHARE

    Except as noted below, historical net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options, convertible preferred stock and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the 12 month prior to the initial filing of the Company's initial public offering at prices substantially below the public offering price have been included in the calculation as if they were outstanding for all periods through September 30, 1996 (using the treasury stock method and the assumed public offering price for stock options and warrants and the if-converted method for convertible preferred stock).

    Net loss per share calculated at this basis was as follows:

  THREE MONTHS ENDED      NINE MONTHS ENDED
      SEPT. 30,                SEPT. 30
----------------------  ----------------------
   1996        1995        1996        1995
----------  ----------  ----------  ----------
$     1.04  $     0.62  $     2.76  $     2.09
 4,623,930   4,607,253   4,612,812   4,606,943

    Pro forma per share data for the three and nine months ended September 30, 1996 and 1995, respectively, gives effect to the conversion of the preferred stock (which converted into shares of common stock upon the completion of the initial public offering) as if converted from the original date of issuance.

3. REVERSE STOCK SPLIT

    In May 1996, the Company effected a one-for-five reverse stock split of the Company's common stock. In addition, the conversion ratio of all outstanding shares of convertible preferred stock were adjusted such that each share of preferred stock converted into .20 shares of common stock. All references in the accompanying financial statements to the number of shares of common stock and the preferred to common stock conversion rates and per share amounts have been retroactively restated to reflect the reverse stock split.

                                     AVIRON

                         SEPTEMBER 30, 1996 (UNAUDITED)

4. SUBSEQUENT EVENTS

    On November 7, 1996, the Company completed its initial public offering of 2,000,000 shares of common stock at $8.00 per share. Upon effectiveness of the registration statement relating to the offering, all of the preferred stock outstanding automatically converted into approximately 7,833,634 shares of common stock. Concurrently Sang-A Pharmaceuticals purchased 222,222 shares of common stock in a private placement at the same price. The proceeds from the initial public offering to the company after underwriting discounts, commissions, and other selling expenses, together with the concurrent sale of the shares to Sang-A, were approximately $15.9 million. On December 10, 1996, the underwriters exercised their overallotment option to purchase an additional 152,800 shares of common stock and Sang-A Pharmaceuticals purchased an additional 16,978 shares, from which the Company received additional aggregate proceeds of approximately $1.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in the Company's Registration Statement on Form S-1, File No. 333-05209, filed June 5, 1996, as amended.

OVERVIEW

    Since its inception in April 1992, Aviron has devoted substantially all of its resources to its research and development programs. To date, Aviron has not generated any revenues from the sale of products and does not expect to generate any such revenues for at least several years, if at all. Aviron has incurred cumulative net losses of approximately $35.2 million as of September 30, 1996, and it expects to incur increasing operating losses for a number of years.

    Aviron has financed its operations through proceeds from a public offering of Common Stock in November 1996, private placements of Preferred Stock, revenue from its collaborative agreements, including reimbursement of certain of Aviron's research and development expenses, equipment lease financing and investment income earned on cash balances and short-term investments.

    The Company expects its research and development expenditures to increase substantially over the next several years as the Company expands its research and development efforts and preclinical testing and clinical trials with respect to certain of its programs. In addition, general and administrative expenses are expected to continue to increase as the Company expands its operations and incurs the additional expenses associated with operating as a public company.

    In October 1995, the Company signed an agreement with SmithKline Beecham defining a collaboration on the Company's Epstein-Barr virus (EBV) vaccine technology (the SB Agreement). Under the terms of the SB Agreement, the Company granted SmithKline Beecham an exclusive license to produce, use and sell EBV vaccines incorporating the Company's technology for prophylactic and therapeutic uses on a worldwide basis, except in South and North Korea (together, Korea). The Company has retained the right to co-distribute a monovalent formulation of the vaccine in certain markets in the United States and to have SmithKline Beecham supply such vaccine. SmithKline Beecham has agreed to fund research and development at the Company related to the EBV vaccine, in specified minimum amounts, during the first two years of the SB Agreement. SmithKline Beecham made an initial upfront payment to the Company and agreed to make additional payments upon the achievement of certain product development milestones. The Company is entitled to royalties from SmithKline Beecham based on net sales of the vaccine. No assurance can be given, however, that the Company will receive any additional payments from SmithKline Beecham or that SmithKline Beecham will not terminate its agreement with the Company.

    In May 1995, the Company entered into a Development and License Agreement with Sang-A. The Company granted to Sang-A exclusive clinical development, manufacturing and marketing rights in Korea for specified products developed by Aviron, including vaccines for influenza (cold adapted and recombinant), EBV, cytomegalovirus (CMV), herpes simplex virus type 2 (HSV-2) and respiratory syncytial virus (RSV). However, the Company is under no obligation to develop any product. Sang-A also will make payments to the Company upon the Company's meeting certain regulatory milestones for each product in Korea and will pay a royalty to the Company on net sales of such products in Korea. No assurance can be given, however, that the Company will receive any payments from Sang-A or that Sang-A will not terminate its agreement with the Company.

    On July 1, 1996, Chiron filed a complaint against the Company alleging misappropriation of trade secrets with respect to certain of Aviron's patent applications related to its EBV program. The Company believes that the allegations in the complaint are without merit and intends to defend itself vigorously against such action. However, the Company expects that the legal costs incurred in defending itself against this action could be substantial. See Part II--"Legal Proceedings".

    The Company currently is evaluating the costs and benefits of developing internal manufacturing capabilities or contracting with third-party manufacturers. In April 1996, the Company completed construction of a pilot manufacturing facility funded through its existing capital lease line of credit; however, if the Company decides to establish its own commercial-scale manufacturing facility, it would require a significant amount of funds.

    The Company's business is subject to significant risks, including but not limited to the risks inherent in its research and development efforts, including preclinical testing and clinical trials, uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be found unsafe or ineffective during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    REVENUES

    Total revenue for the three months ended September 30, 1996 was $688,000, compared to $12,000 for the three months ended September 30, 1995. Total revenue for the nine months ended September 30, 1996 was $1,063,000 compared to $75,000 for the nine months ended September 30, 1995. The substantial increase in revenue in 1996 resulted primarily from the Company's license and development agreement with SmithKline Beecham.

    OPERATING EXPENSES

    Research and development expenses increased 98% to $4.4 million in the three months ended September 30, 1996 from $2.2 million for the three months ended September 30, 1995. Research and development expenses increased 42% to $10.7 million for the nine months ended September 30, 1996 from $7.5 million for the nine months ended September 30, 1995. Included in research and development expenses for the nine months ended September 30, 1995 is a one-time charge of $1.6 million relating to Aviron's agreement with the University of Michigan. Without the one-time charge, research and development expenses increased 80% between the nine months ended September 30, 1996 and 1995. These increases were primarily due to increases in research and development staffing, licensing fees, expenses associated with clinical trials of the Company's cold adapted influenza vaccine and preclinical testing associated with other programs, and deferred compensation charges in connection with certain stock options granted by the Company.

    General and administrative expenses increased 55% to $1.2 million in the three months ended September 30, 1996 from $0.8 million for the three months ended September 30, 1995. General and administrative expenses increased 48% to $3.5 million in the nine months ended September 30, 1996 from $2.3 million in the nine months ended September 30, 1995. These increases were incurred to support the Company's expanded research and development facilities, patent and legal expenses, its initial public offering of Common Stock and corporate development activities.

    NET INTEREST INCOME

    The Company's net interest income increased to $367,000 in the nine months ended September 30, 1996, from $166,000 in the nine months ended September 30, 1995. During the three months ended September 30, 1996, net interest income was $49,000, compared to $126,000 for the comparable period in 1995. The fluctuations in interest income reflect the effects of the Company's changing cash and short term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

    Aviron had cash, cash equivalents and short-term investments at September 30, 1996 of approximately $5.3 million. In order to preserve principal and maintain liquidity, the Company's funds are invested in United States Treasury obligations, highly rated corporate obligations and other short-term investments.

    The Company has financed its operations since inception primarily through private placements of Preferred Stock and an initial public offering of its Common Stock in November 1996. Through September 30, 1996, the Company had raised approximately $42.1 million from such sales net of offering expenses. Cash used in operations was $7.5 million and $11.9 million, for the first nine months of 1995 and 1996, respectively. Cash expended for capital additions and to repay lease financing arrangements amounts to approximately $364,000, and $958,000 for the first nine months of 1995 and 1996, respectively. Capital expenditures have increased in 1996 primarily as a result of the construction of a pilot manufacturing facility. The Company expects expenditures for research and development, clinical trials and general administrative expenditures to be higher during the remainder of 1996 as the Company develops its products and expands its clinical trials.

    The Company anticipates that the proceeds of its initial public offering, and the concurrent sale of shares to Sang-A, together with the interest thereon, revenues from existing collaborations, cash, cash equivalents and short-term investments, will enable it to maintain its current and planned operations at least through 1997. The Company's future cash requirements will depend on numerous factors, including continued scientific progress in the research and development of the Company's technology and vaccine programs, the size and complexity of these programs, the ability of the Company to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, and product commercialization activities. The Company is seeking additional collaborative agreements with corporate partners and may seek access to the public or private equity markets. There can be no assurance, however, that any such agreements will be entered into or that they will reduce the Company's funding requirements or that additional funding will be available. The Company expects that additional equity or debt financings will be required to fund its operations. There can be no assurance that such funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative agreements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, which would materially adversely affect the Company's business, financial condition and results of operations.

                                     AVIRON

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

    On July 1, 1996, Chiron Corporation ("Chiron") filed a complaint against the Company in
San Mateo County, California, Superior Court, alleging that certain of Aviron's patent applications related to its Epstein Barr Virus program are based on Chiron proprietary information, which was improperly conveyed to Aviron by a former Chiron employee, and that the
Company has engaged in unfair competition. The complaint seeks unspecified monetary damages and seeks to impose a constructive trust, for Chiron's benefit, over the affected patent applications, an exclusive assignment by the Company to Chiron of such patent applications and an injunction against the Company from disclosing, using or applying such alleged proprietary information. Aviron believes that the allegations in the complaint are without merit and intends to defend itself vigorously against the complaint.

ITEM 2.    CHANGES IN SECURITIES.

    (c) On December 10, 1996, the Company sold and issued to Sang-A Pharm. Co., Ltd., a 5%
stockholder of the Company, 16,978 shares of the Company's Common Stock, in a private placement concurrent with the exercise of the underwriters' overallotment option. The sale was made at $8.00 per share. The sale of shares was made in reliance on Section 4(2) of the
Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

    None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    In July 1996, the Company solicited the written consent of its stockholders for the reincorporation of the Company from California to Delaware in connection with its public offering. The Company had 8,934,979 shares of Common Stock (including Preferred Stock, on an as-converted basis), on the date of the solicitation. The Company received consents from holders of 7,115,594 shares of Common Stock (including Preferred Stock, on an as-converted basis), in favor of the proposal. Broker nonvotes were not applicable at that time and "no votes" were not tabulated.

ITEM 5.    OTHER INFORMATION.

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS

  ITEM     DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------
      3.1  Bylaws of the Registrant.

      3.2  Restated Certificate of Incorporation of the Registrant.

      4.1  Reference is made to Exhibits 3.1 and 3.2.

      4.2  Specimen Stock Certificate(1).

      4.3  Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of
             New York(1).

      4.4  Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of
             New York(1).

  ITEM     DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------
      4.5  Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of
             New York(1).

      4.6  Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of
             New York(1).

      4.7  Warrant for Series C Preferred Stock, issued to Raymond, James & Associates(1).

      4.8  Investors Rights Agreement, dated July 18, 1995, among the Registrant and the investors named therein(1).

    +10.1  License Agreement between the Registrant and ARCH Development Corporation, dated July 1, 1992(1).

    +10.2  Technology Transfer Agreement between the Registrant and The Mount Sinai School of Medicine of the
             City University of New York, dated February 9, 1993(1).

    +10.3  Materials Transfer and Intellectual Property Agreement between the Registrant and the Regents of the
             University of Michigan, dated February 24, 1995(1).

     10.4  Stock Transfer Agreement between the Registrant and the Regents of the University of Michigan, dated
             February 24, 1995(1).

    +10.5  Development and License Agreement between the Registrant and Sang-A Pharm. Co., Ltd., dated May 3,
             1995(1).

    +10.6  Cooperative Research and Development Agreement between the Registrant and the National Institutes of
             Health, dated May 30, 1995(1).

    +10.7  Heads of Agreement between the Registrant and SmithKline Beecham Biologicals S.A., dated October 8,
             1995(1).

    +10.8  Manufacturing and Development Agreement between the Registrant and Evans Medical Limited, dated
             November 7, 1995(1).

     10.9  1996 Equity Incentive Plan(1).

    10.10  1996 Non-Employee Directors' Stock Option Plan(1).

    10.11  1996 Employee Stock Purchase Plan(1).

    10.12  Industrial Lease between the Registrant and the Vanni Business Park General Partnership, dated
             August 29, 1995(1).

   +10.13  First Amendment to License Agreement between the Registrant and ARCH Development Corporation, dated
             March 15, 1996(1).

   +10.14  Biological Materials License Agreement between the Registrant and the National Institutes of Health,
             dated May 31, 1996(1).

     11.1  Statement regarding Computation of Pro Forma Net Loss Per Share.

     27.1  Financial Data Schedules.

------------------------

 +  Confidential treatment has been granted for portions of this exhibit.

(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1, File No. 333-05209, filed June 5, 1996, as amended.

    (b) REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                     AVIRON
                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          AVIRON

Date:      December 19, 1996                       By:                /s/ J. LEIGHTON READ, M.D.
                                                              ------------------------------------------
                                                                        J. Leighton Read, M.D.
                                                                 Chairman and Chief Executive Officer

Date:      December 19, 1996                       By:              /s/ VERA KALLMEYER, M.D., PH.D.
                                                              ------------------------------------------
                                                                      Vera Kallmeyer, M.D., Ph.D.
                                                              Chief Financial Officer and Vice President
                                                                         Corporate Development
                                                                  (Principal Financial and Accounting
                                                                               Officer)

                                 EXHIBIT INDEX

 NO. OF
 EXHIBIT   DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
      3.1  Bylaws of the Registrant.

      3.2  Restated Certificate of Incorporation of the Registrant.

      4.1  Reference is made to Exhibits 3.1 and 3.2.

      4.2  Specimen Stock Certificate(1).

      4.3  Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New
             York(1).

      4.4  Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New
             York(1).

      4.5  Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New
             York(1).

      4.6  Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New
             York(1).

      4.7  Warrant for Series C Preferred Stock, issued to Raymond, James & Associates(1).

      4.8  Investors Rights Agreement, dated July 18, 1995, among the Registrant and the investors named therein(1).

    +10.1  License Agreement between the Registrant and ARCH Development Corporation, dated July 1, 1992(1).

    +10.2  Technology Transfer Agreement between the Registrant and The Mount Sinai School of Medicine of the City
             University of New York, dated February 9, 1993(1).

    +10.3  Materials Transfer and Intellectual Property Agreement between the Registrant and the Regents of the
             University of Michigan, dated February 24, 1995(1).

     10.4  Stock Transfer Agreement between the Registrant and the Regents of the University of Michigan, dated
             February 24, 1995(1).

    +10.5  Development and License Agreement between the Registrant and Sang-A Pharm. Co., Ltd., dated May 3,
             1995(1).

    +10.6  Cooperative Research and Development Agreement between the Registrant and the National Institutes of
             Health, dated May 30, 1995(1).

    +10.7  Heads of Agreement between the Registrant and SmithKline Beecham Biologicals S.A., dated October 8,
             1995(1).

    +10.8  Manufacturing and Development Agreement between the Registrant and Evans Medical Limited, dated November
             7, 1995(1).

     10.9  1996 Equity Incentive Plan(1).

    10.10  1996 Non-Employee Directors' Stock Option Plan(1).

    10.11  1996 Employee Stock Purchase Plan(1).

    10.12  Industrial Lease between the Registrant and the Vanni Business Park General Partnership, dated August 29,
             1995(1).

   +10.13  First Amendment to License Agreement between the Registrant and ARCH Development Corporation, dated March
             15, 1996(1).

 NO. OF
 EXHIBIT   DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
   +10.14  Biological Materials License Agreement between the Registrant and the National Institutes of Health,
             dated May 31, 1996(1).

     11.1  Statement regarding Computation of Pro Forma Net Loss Per Share.

     27.1  Financial Data Schedules.

------------------------

+   Confidential treatment has been granted for portions of this exhibit.

(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1, File No. 333-05209, filed June 5, 1996, as amended.