Form 10-K
period 1996-12-31
AVIRON
filed 1997-03-26
CIK 949173

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 0-20815

                                     AVIRON
             (Exact name of registrant as specified in its charter)


                     Delaware                            77-0309686
                     --------                        --------------
  (State or other jurisdiction of incorporation or organization)    (I.R.S.
Employer Identification No.)

          297 North Bernardo Avenue, Mountain View, California 94043 (Address of principal executive offices including zip code)

                                 (415) 919-6500
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X     No ___
                             ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of $12.00 on March 11, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $100,259,328.

     On March 11, 1997, there were outstanding 11,479,428 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (to the extent indicated herein)

Part III - Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 5, 1997, which will be filed with the Securities and Exchange Commission, are incorporated by reference to the extent stated herein.

                                     AVIRON

                               TABLE OF CONTENTS

                                                                                                 PAGE
COVER PAGE

TABLE OF CONTENTS...............................................................................    i

PART I..........................................................................................    1
     Item 1.          Business..................................................................    1
     Item 2.          Properties................................................................   24
     Item 3.          Legal Proceedings.........................................................   24
     Item 4.          Submission of Matters to a Vote of Security Holders.......................   25

PART II.........................................................................................   26
     Item 5.          Market for the Registrant's Common Stock and Related Stock Matters........   26
     Item 6.          Selected Financial Data...................................................   27
     Item 7.          Management's Discussion and Analysis of Financial Condition and Results of
                        Operations..............................................................   28
     Item 8.          Financial Statements and Supplementary Data...............................   31
     Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure..............................................................   31

PART III........................................................................................   32
     Item 10.         Directors and Executive Officers of the Registrant........................   32
     Item 11.         Executive Compensation....................................................   32
     Item 12.         Security Ownership of Certain Beneficial Owners and Management............   32
     Item 13.         Certain Relationships and Related Transactions............................   32

PART IV.........................................................................................   33
     Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........   33

SIGNATURES......................................................................................   35

POWER OF ATTORNEY...............................................................................   35

EXHIBIT INDEX...................................................................................   37

                                      i.

                                    PART I.


ITEM 1.   BUSINESS.

     The following Business section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business Risks" and elsewhere in this Form 10-K.

OVERVIEW

     Aviron is a biopharmaceutical company whose strategy is to focus on prevention of disease. The Company's goal is to become a leader in the discovery, development, manufacture and marketing of live virus vaccines which are sufficiently cost effective to justify their use in immunization programs targeting the general population. Live virus vaccines, such as those for smallpox, polio, measles, mumps and rubella, have had a long record of success in preventing, and in some eases eliminating, disease.

     The Company currently is conducting a pivotal Phase III clinical trial in children of its live cold adapted intranasal vaccine for influenza. The Company has also completed a Phase II challenge study in adults for its live cold adapted intranasal vaccine for influenza. The Company has in-licensed a live intranasal vaccine for Parainfluenza Virus Type 3 (PIV-3) which has been tested by others in Phase I/II clinical trials. The Company also is developing a vaccine for Epstein-Barr virus (EBV). In addition, Aviron is using its proprietary, "Rational Vaccine Design" technology to discover new live virus vaccines. Rational Vaccine Design involves the deletion or modification of virulence proteins, changes to the virus' genetic control signals to slow down its replication, or addition of information to enhance the virus' stimulation of the immune system. The Company is applying this technology to develop candidates for the prevention of influenza in elderly persons and diseases caused by Cytomegalovirus (CMV), Herpes Simplex Virus Type 2 (HSV-2) and Respiratory Syncytial Virus (RSV).

AVIRON'S TECHNOLOGY

     Aviron's vaccine programs are based on both classical live virus vaccine attenuation techniques and the Company's proprietary genetic engineering technology.

 Cold Adapted Influenza Technology

     The Company is applying its expertise in the molecular biology of influenza to develop a live virus vaccine discovered using classical cold-adaption techniques. This cold adapted influenza vaccine technology was first developed by Dr. H. F. Maassab at the University of Michigan in 1967. Dr. Maassab created weakened influenza strains by propagating the virus in progressively colder conditions until these strains had lost the ability to grow well at human body temperature. The Company has obtained worldwide exclusive rights to this cold adapted influenza vaccine technology.

     The cold adapted influenza vaccine technology includes the master strains for influenza A and B, as well as techniques useful for updating the vaccine each year according to recommendations of the United States Centers for Disease Control and Prevention (the "CDC") and the United States Food and Drug Administration (the "FDA"). Updated strains are made by mating the master strains with recent strains to obtain viruses with the attenuated properties of the cold adapted master strain and the antigenic properties of the current wild-type strain. This process is called genetic reassortment. After cultured cells are infected with two different strains of virus, the eight RNA genes of influenza mix at random in the cells and it is possible to select the two genes for the antigens of the expected epidemic strain and the six remaining genes from the cold adapted master donor strain. The Company has received the technology for updating the cold adapted master strains from the

University of Michigan and has extended this approach by the introduction of Aviron's proprietary techniques, including those of reverse genetics, which may facilitate the annual process of creating a reassorted vaccine.

 Rational Vaccine Design

     Since the Company's founding, its core vaccine discovery strategy has been to apply genetic engineering techniques to create live attenuated virus vaccine candidates for targets where traditional discovery techniques have been inadequate. The Company believes that this "Rational Vaccine Design" approach is more flexible and systematic than traditional methods of live vaccine discovery and is a platform that can be applied to many viral targets and, potentially, to the creation of viruses used in gene therapy and the treatment of cancer. Furthermore, Aviron believes that a particular advantage of Rational Vaccine Design is that engineered viruses can be designed so that they are less likely to revert to wild-type characteristics than classically derived vaccines. Three ways of implementing this approach are:

     . Deleting or modifying specific viral genes which encode virulence proteins. Virulence proteins are viral components thought to be particularly important in the mechanism of disease, but which are not required for the virus to replicate and stimulate a strong immune response. An example of this strategy is the Company's program to create a live attenuated vaccine against the HSV-2 virus which causes genital herpes. One of the Company's founders, Dr. Bernard Roizman, discovered a particular protein important in the ability of HSV-2 to grow in nerve cells. Since nerve ganglia are the reservoir from which HSV-2 reseeds itself to cause painful skin lesions, deletion of the gene encoding this protein is the basis of the Company's Rational Vaccine Design program for development of a vaccine for this target.

     . Altering the genetic information used by the virus in controlling its replication. An example of this strategy is work by Company scientists to create live attenuated vaccine candidates for influenza. Until recently, it was impossible to genetically engineer vaccine strains of influenza because influenza genes are composed of negative-strand RNA rather than DNA or positive-strand RNA. Dr. Peter Palese, one of the Company's founders, discovered how to create recombinant negative-strand RNA viruses using reverse genetics. Company scientists have employed this reverse genetics technology to engineer mutations into a gene used by the influenza virus to make copies of itself. The resulting strains are attenuated in animal models and at least one strain has been identified as a potential candidate for clinical trials.

     . Adding antigenic information displayed by the vaccine virus. An example of this strategy, is the Company's approach to the creation of a live attenuated CMV vaccine, which begins with a vaccine candidate thought to be over-attenuated and thus insufficiently immunogenic. Aviron discovered genes for certain antigen structures present in wild-type CMV viruses. These genes are being engineered into an over-attenuated vaccine candidate to create a potentially more immunogenic vaccine. The Company believes this technique of adding antigen structures may enable the Company to create combination vaccines expressing antigens of more than one virus in a single vaccine strain.

BUSINESS STRATEGY

     Aviron's objective is to become a leader in the discovery, development, manufacture and marketing of live virus vaccines which are sufficiently cost effective to justify their use in immunization programs targeting the general population. The Company's strategy is to:

     Address Infectious Diseases Which Merit Widespread Immunization Programs. The concept of universal immunization is well established for certain infectious diseases where safe and effective vaccines are already available, including immunization against pathogens such as polio, measles, mumps, rubella and hepatitis B. For each of its potential products, the Company's objective is to produce vaccine strains which are sufficiently safe and cost effective to obtain official recommendations for universal use in childhood vaccine regimens or, in the case of influenza, annual use in the general population.

     Apply Rational Vaccine Design Technology to a Range of Viral Targets. Aviron believes that its proprietary genetic engineering technologies may be used to create live attenuated vaccines for a wide range of viral targets, such as viruses related to influenza and herpes viruses.

     Select Programs and Market Vaccines Based on Pharmacoeconomic Data. Public health agencies and managed care systems are increasingly concerned with the economic impact of potential new mandates for vaccines. In setting its internal product development priorities, the Company considers the costs of implement ing widespread vaccine programs based on its products in relation to potential cost savings to the government and managed health care systems and intends to perform rigorous cost-effectiveness analyses on its products.

     In-License Promising Vaccine Technology. Aviron evaluates in-licensing opportunities and intends to add programs which complement the Company's core technologies and capabilities. For example, the Company obtained exclusive rights to the cold adapted influenza vaccine technology from the University of Michigan and the National Institutes of Health ("NIH"), and to the PIV-3 vaccine from the NIH.

     Establish Collaborative Arrangements to Enhance Product Development Efforts. Aviron intends to enter into collaborative arrangements to gain access to specific technologies and skills which may accelerate product development and provide additional financial resources to support its research and development and commercialization efforts, particularly outside of the United States. The Company has entered into collaborative arrangements with SmithKline Beecham for development of an EBV vaccine and with Sang-A for certain rights to the Company's products in Korea.

VACCINE PRODUCTS UNDER DEVELOPMENT

     The following table summarizes Aviron's most advanced potential products under research and development. This table is qualified in its entirety, by reference to the more detailed descriptions appearing elsewhere in this Form 10-K.


                                                                                                                    COMMERCIAL
PROGRAM                                        VACCINE TYPE                            STATUS (1)                   RIGHTS (2)
-----------------------------   ------------------------------------------    -----------------------------   ----------------------

Influenza
  Children                      Cold adapted live virus                       Pivotal Phase III Clinical      Aviron
                                                                              Trial

  Adults                        Cold adapted live virus                       Phase II Challenge Study        Aviron
                                                                              Completed

  Elderly                       Cold adapted live virus                       Clinical Trial Planned          Aviron
                                (co-administered with inactivated
                                vaccine)

Parainfluenza Virus Type 3      Bovine live virus                             IND Planned                     Aviron

Epstein-Barr Virus              Recombinant subunit glycoprotein              Preclinical                     SmithKline Beecham/
                                                                                                              Aviron (3)
Cytomegalovirus                 Genetically engineered live virus             Preclinical                     Aviron

Herpes Simplex Virus Type 2     Genetically engineered live virus             Preclinical                     Aviron

Respiratory Syncytial Virus     Genetically engineered live virus             Research                        Aviron

(1)          "Pivotal Phase III Clinical Trial" means Aviron is conducting a multi-center, double-blind, placebo-controlled clinical trial for safety and efficacy.

             "Phase II Challenge Study Completed" means Aviron completed vaccination of subjects in a multi-center, double-blind, placebo-controlled clinical trial for safety, immunogenicity and efficacy.

             "Clinical Trial Planned" indicates that no clinical trial has been conducted by Aviron to date.  Aviron intends to discuss with the FDA its plans to proceed directly to Phase III clinical trials.

             "Preclinical" includes assessment of specific vaccine candidates for growth properties in cell culture and for attenuation and immunogenicity in animal models.

             "IND Planned" indicates that no clinical trials have been conducted by Aviron to date.  The Company is evaluating the timing and level of commitment for Aviron-sponsored clinical trials.

             "Research" includes identification of vaccine candidates and approaches to create new candidate strains.  See
              "Government Regulation."

(2)          Commercial rights for Korea for most listed programs are licensed to Sang-A.  See "-- Collaborative Agreements."

(3)          Worldwide rights licensed to SmithKline Beecham; Aviron retains certain United States co-promotion rights.  See "--
             Collaborative Agreements."
-----------------------------------------------------------------------------------------------------------------------------------


     INFLUENZA

     Aviron's Cold Adapted Influenza Vaccine. The Company's most advanced program is based on the live cold adapted influenza vaccine technology discovered by Dr. H. E. Maassab, licensed from the University of Michigan and subject to a Cooperative Research and Development Agreement ("CRADA") with the NIH. The cold adapted influenza vaccine is currently undergoing extensive clinical trials by Aviron with a network of NIH-sponsored investigators. Prior to Company-initiated trials, at least 65 clinical trials of the cold adapted influenza vaccine technology have been performed since 1977, involving more than 15,000 volunteers, of whom over 7,000 received the cold adapted influenza vaccine. See "-- Influenza Clinical Trials."

     The Company intends to develop the cold adapted influenza vaccine for widespread annual use in children and adults, and for co-administration with the inactivated vaccine for improved protection in the elderly. The quality of the immune response induced by cold adapted influenza vaccine differs from that induced by inactivated influenza vaccines. The cold adapted influenza vaccine elicits an immune response to multiple viral proteins mimicking the natural immunobiology of influenza whereas the response to the classical inactivated vaccine is directed primarily to one component of the virus. Because the cold adapted influenza vaccine is delivered as a nasal spray, the Company believes it would provide the first practical way to immunize children on an annual basis. Children are an important target because, while the elderly experience the greatest mortality from the annual influenza epidemic, much of the morbidity and illness occurs in young children. Children are also thought to be important in the spread of influenza in the population. In addition to its proposed use in physician's offices, Aviron believes that the nasal spray delivery of this vaccine will enable it to be administered by adults without special medical training, so that it will be practical to consider delivery via pharmacies, schools, day care centers, and possibly in the home. However, before delivery methods are established in these settings, the Company will be required to formulate the cold adapted influenza vaccine to ensure stability of the vaccine in such settings. There can be no assurance that the Company will be able to do so or that regulatory authorities will approve such delivery methods.

     Aviron also is targeting healthy adults, many of whom are being offered influenza prophylaxis by their employer and who may prefer Aviron's intranasal administration to injection. The Company believes that many adults who regularly receive the inactivated influenza vaccine will select the intranasal vaccine if given the choice, and that people who have avoided "flu shots" in the past will receive a vaccination if the intranasal alternative is available. In addition, the Company is developing its vaccine for co-administration by nasal spray with the inactivated influenza vaccine injection for the elderly. While efficacy in the elderly has not been conclusively demonstrated, nursing home studies suggest that simultaneous administration of the intranasal cold adapted influenza vaccine with an injection of the inactivated vaccine offers added protection compared to administration of the inactivated vaccine alone. Aviron intends to seek recommendations from the Advisory Committee on Immunization Practices ("ACIP") and the American Academy of Pediatrics for use of the cold adapted influenza vaccine in the appropriate population.

     The Company has completed Phase I/II clinical trials in children of its live cold adapted intranasal vaccine for influenza and currently is conducting a pivotal Phase III clinical trial during the 1996/1997 influenza season. The Company has also completed a Phase II challenge study in adults for its live cold adapted intranasal vaccine for influenza. In addition, the Company intends to discuss with the FDA its plans for Phase III clinical trials to demonstrate efficacy of the co-administration with the inactivated influenza vaccine in the elderly. No assurances can be given that the Company will commence clinical trials as planned, or that if commenced, such trials can be successfully completed on a timely basis, if at all. See "-- Influenza Clinical Trials."

     Aviron's Next-Generation Genetically Engineered Influenza Vaccine. The Company is using its proprietary reverse genetics technology to engineer future generations of influenza vaccines which are designed to the needs of various age groups in the population. The Company's first priority is to develop strains which offer improved protection in the elderly compared to the currently available inactivated vaccines. Since most elderly persons have had experience with several influenza infections in their lifetime, pre-existing antibodies may prevent the cold adapted virus from multiplying sufficiently to be used as an alternative to the currently available vaccines in the elderly. To address this problem, Aviron scientists have created new strains of influenza vaccine candidates which have been evaluated and shown to be attenuated in ferrets, an animal model for influenza. Vaccinated animals were protected from subsequent challenge with a virulent strain of influenza. Some of the Company's genetically engineered strains have been found to better replicate in the upper respiratory tract of these animals than the cold adapted influenza vaccine, while retaining the property of restricted growth in the lower respiratory tract. Work with the cold adapted influenza vaccine has shown that these features are associated with desirable characteristics of attenuation in humans. However, animal model results are not necessarily predictive of results in humans. The Company believes that these strains may be more immunogenic than the cold adapted vaccine and, therefore, more suitable for use as a single-dose vaccine for the elderly. No assurance can be given that the Company will be able to commence or successfully complete clinical trials on a timely basis, if at all.

 PARAINFLUENZA VIRUS TYPE 3

     PIV-3 is a common respiratory virus of childhood which causes croup, cough, fever and pneumonia. Every year, primarily during the spring and summer months, PIV-3 infects infants, children and adults. In the United States, at least 60% of children are infected by the time they reach two years of age, and 80% by four years of age. These cases are associated with symptoms lasting from three to eight days and approximately 17,000 hospitalizations per year. Children are also a major factor in introducing PIV-3 infection into the family setting. PIV-3 frequently reoccurs and children typically experience two to three infections of decreasing severity. Unlike influenza, PIV-3 undergoes only a very minor degree of variation in the surface proteins from year to year; therefore, a PIV-3 vaccine will not require annual updates.

     Both serum and nasal antibodies directed to PIV-3 surface proteins play a role in protection against PIV-3 disease. It is thought that protection of the lower respiratory tract from PIV-3 replication and disease requires high serum antibody levels, whereas resistance to infection and protection against disease in the upper respiratory. tract requires mucosal antibodies in the nose. There is currently no available vaccine to protect against PIV-3 infection, and no drug for treatment of PIV-3 disease.

     Aviron's Live Parainfluenza Virus Type 3 Vaccine. The Company's live PIV-3 vaccine program utilizes bovine PIV-3 (bPIV-3) vaccine technology licensed from the NIH. Use of bPIV-3 as a vaccine to protect humans against human PIV-3 strains is based on the successful strategy first used by Dr. Edward Jenner for smallpox vaccination, in which an animal virus is used to protect humans from the analogous human virus. It is thought that the attenuation of bPIV-3 in primates is due to mutations sustained throughout its genome during its long evolutionary adaptation to the bovine host.

     Prior to the Company's in-licensing of the bPIV-3 vaccine, it had been tested in Phase I/II clinical trials in adults, children and infants. In all age groups, the bPIV-3 vaccine appeared satisfactorily attenuated, safe and genetically stable. Eighty-five percent of seronegative children (six to 60 months of age) were infected by the tested dose, and 61% of bPIV-3 recipients developed a level of antibody to PIV-3 previously associated with protection from disease. The vaccine strain infected 92% of infants younger than six months of age, even in the presence of maternally-derived PIV-3 antibodies. Infection with the bPIV-3 vaccine stimulated an immune response to PIV-3 in 42% of these young infants. The Company is evaluating the timing and level of commitment for Aviron-sponsored Phase II clinical trials of bPIV-3 using the existing bPIV-3 vaccine supply produced and tested for the NIAID. There can be no assurance that these or any additional clinical trials will be commenced or, if commenced, will be successful, or that the Company will develop successfully and receive FDA approval of its bPIV-3 vaccine.

 EPSTEIN-BARR VIRUS

     Epstein-Barr virus, a herpes virus that causes infectious mononucleosis, infects most people at some point in their lifetime. Infection at a young age may cause mild symptoms, but the debilitating syndrome of infectious mononucleosis is most common where infection first occurs in adolescence or young adulthood via exchange of saliva. Sore throat and swollen neck glands are followed by a period of fatigue and lethargy which can last for weeks or even months. Approximately 10% of high school and college students become infected with EBV each year in the United States, of which half or more may develop infectious mononucleosis. The disease usually runs its course without significant medical intervention; however, the long duration of infectious mononucleosis can be a serious problem for high school and college students and workers. Enlargement of the liver and spleen are also common, so doctors typically prohibit participation in athletic activities to prevent serious injuries. EBV is one of the viruses implicated as a contributing cause of cancer in humans, including Hodgkin's disease, post-transplant and other lymphomas, nasopharyngeal carcinoma (the most common head and neck cancer in large regions of Asia) and Burkitt's lymphoma (a significant disease in Africa).

     The Company is developing a subunit vaccine for EBV based on the single surface antigen responsible for most of the neutralizing antibodies stimulated by EBV infection. Quantities of this antigen have been expressed, purified and evaluated in a rabbit model, where preliminary results indicate that the antigen is immunogenic when combined with an adjuvant. In 1995, the Company entered into a worldwide collaboration with SmithKline Beecham, excluding Korea, whereby SmithKline Beecham will fund the development of Aviron's EBV vaccine in exchange for certain marketing rights. See "-- Collaborative Agreements."

 CYTOMEGALOVIRUS

     Most people become infected with CMV, another member of the herpes virus family, at some time in their life, and in the United States 40% to 60% of infections occur in childhood. These infections are typically asymptomatic or result in mild illness with sore throat, headache, fatigue and swollen glands. CMV also can cause an infectious mononucleosis syndrome clinically indistinguishable from that associated with EBV infec tion. More serious CMV disease is also often associated with a weakened immune system, as is often found in AIDS, cancer and transplant patients, which may be due to reactivation of CMV acquired early in life or a primary, infection. In addition, if a woman is first exposed to this virus early in pregnancy, the resulting infection can cause serious fetal abnormalities. Approximately 40,000 infants in the United States are infected each year, resulting in varying levels of brain damage or deafness in over 10% of these infants. Congenital CMV syndrome results in significant expenditures for neonatal intensive care.

     No vaccine currently is available for CMV. Antibodies from persons with high levels of immunity, are available in the form of hyperimmune globulins for certain high-risk patients, but use of these products can be costly and of limited efficacy. The Company believes that widespread vaccination of children with a safe effective CMV vaccine is justified for the same reason that children in the United States are vaccinated against rubella: to protect unborn children from birth defects by reducing the risk that mothers are exposed to infected children.

     A live attenuated CMV vaccine candidate, known as the Towne strain, has been tested by third parties in several hundred people. This strain was reported to be well tolerated, but did not provide sufficient protection in pregnant mothers of children in day care who were at risk for congenital CMV, or in transplant recipients at risk of acquiring CMV from the donor organs. Aviron scientists have discovered differences between the genome of the Towne strain and that of wild-type CMV. Based on this knowledge, the Company has used its Rational Vaccine Design approach to create new recombinant CMV vaccine candidates in an attempt to strike the appropriate balance between attenuation and protection. Some of these vaccine candidates have been made and tested by Aviron in a specialized animal model. The Company expects to select vaccine candidates to prevent CMV infection for testing in clinical trials. However, no assurance can be given that the Company will be successful in identifying CMV vaccine candidates.

 HERPES SIMPLEX VIRUS TYPE 2

     It is estimated that HSV-2, the cause of genital herpes, infects one out of five persons in the United States. Only one-third of those infected experience symptoms, but a significant portion of new infections are caused by transmission from asymptomatic individuals. Genital herpes is a non-lethal but incurable disease that invades the body once and settles in for a lifetime, often manifesting its presence several times a year with painful sores in the genital area. It is estimated that there are over 700,000 new cases of genital herpes per year in the United States, and that the disease is responsible for over 500,000 physician visits per year.

     Genital herpes also can be acquired by newborn babies as they pass through the birth canal of infected mothers. Neonatal herpes simplex infection can result in serious damage to the brain and many other organs. Even with therapy, over 20% of the 1,500 infants infected each year in the United States die, and many of the survivors are seriously impaired. In addition, efforts to prevent neonatal herpes contribute significantly to the cost of the disease. Thousands of women in the United States with a history of genital herpes are advised to undergo a Cesarean section when prenatal cultures or examinations suggest a recurrence near the time of delivery. HSV-2 infection can also lead to serious and fatal complications in adults with impaired immune systems due to AIDS or drug therapy for organ transplants.

     The most widely used drug therapy for HSV-2 disease is acyclovir (Zovirax), which has been shown to reduce the severity and duration of herpetic lesions, although most patients treated still experience symptoms for several days. When taken several times a day as a prophylaxis for HSV-2, acyclovir also has been shown to reduce the frequency of recurrences. Several additional therapeutics are available or are in the late stages of clinical trials, and several prophylactic vaccines are in clinical trials; however, no vaccine currently is available to prevent genital herpes. At least two companies are in Phase III clinical trials of subunit vaccines for the primary prevention of genital herpes.

     Aviron has used its Rational Vaccine Design approach to create injectable live attenuated vaccine candidates to be used in uninfected children and young adults to prevent genital herpes. Two of the Company's founders, Dr. Bernard Roizman and Dr. Richard Whitley, in collaboration with Pasteur Merieux Serums et Vaccins, developed a prototype live herpes vaccine based on an oral herpes virus (HSV-1) backbone. After extensive preclinical testing, the virus was tested in humans; however, the immune response following vaccination was deemed insufficient. This insufficiency was attributed to the use of the HSV-1 backbone from which too many important genes had been deleted, thus rendering the virus over-attenuated. Aviron has licensed this technol ogy, along with patents covering strategies for more specific deletions, from ARCH Development Corporation. Aviron has used this technology to create live vaccine candidates using an HSV-2 backbone, which it currently is evaluating in preclinical models. Several candidates have shown attenuation in various rodent models, as well as efficacy in protecting guinea pigs and primates from challenge with a lethal dose of wild-type HSV-2. The Company intends to use the results of animal studies to select these or other strains under development for evaluation in clinical trials. There can be no assurance, however, that the Company will commence or success fully complete clinical trials on a timely basis, if at all.

     In July 1996, Aviron licensed certain of its patent rights covering or related to the use of HSV-2 for treatment of cancer and for gene therapy, but excluding use for vaccines, to NeuroVir Research Inc., a private Canadian corporation ("NeuroVir"). In exchange, Aviron received shares of capital stock and warrants to purchase shares of capital stock, representing in the aggregate approximately 27% of the outstanding equity securities of NeuroVir on a fully-diluted basis after the first round of financing. Prior to the execution of this agreement, NeuroVir had no employees and had conducted no material operations. Aviron is under no obligation to fund development of this technology.

 RESPIRATORY SYNCYTIAL VIRUS

     RSV is the major cause of lower respiratory tract illness in the very young, responsible for over 90,000 hospitalizations and more than 4,000 deaths a year in the United States. Infection is manifested as cough and fever and, in some cases, pneumonia. While RSV infection can occur at any time of year, epidemics generally occur in the winter. Most cases are in children under age four, with the peak of severe illness under six months of age, particularly in infants with pre-existing heart and lung disease. No vaccine for RSV currently is available, although certain third parties are testing a cold adapted live attenuated RSV vaccine in infants.

Available drug therapy is reserved for the most serious cases as it has significant side effects. Aviron is developing a genetically engineered live attenuated virus vaccine for RSV using its proprietary reverse genetics technology. Aviron's objective is to use this technology to create a number of live virus vaccine candidates which can be tested in animal models before selecting a candidate for testing in humans. However, no assurance can be given that the Company will be successful in identifying a vaccine candidate.

INFLUENZA CLINICAL TRIALS

     The Company intends to conduct clinical trials to demonstrate safety and efficacy of its cold adapted influenza vaccine. While the Company believes that it can use previous trial data to support its regulatory filings, the Company's use of the previous data to establish safety and efficacy of its proposed vaccine is limited because very few of the clinical trials involved a vaccine delivered through a nasal spray. The Aviron trials will relate to the safety and efficacy of the trivalent formulation as well as the safety of its delivery, by intranasal spray. Aviron enrolled a total of 615 patients in Phase I/II clinical trials and 92 patients in a Phase II challenge study in five Vaccine Treatment Evaluation Units ("VTEUs") as part of the Company's CRADA with the NIH.

     Aviron conducted a safety and immunogenicity study involving 259 healthy adults at three university research laboratories. Patients were randomly assigned to receive either Aviron's live cold adapted influenza vaccine by nasal spray or nose drops, or placebo by nasal spray or nose drops. No serious adverse events attributable to Aviron's vaccine were seen in any subjects, and there were no statistically significant differences in the occurrence of fever, sore throat, runny nose, cough, headache or any other potential reaction assessed in the study between the vaccine or placebo or between the different types of administration. Statistically significant serum antibody responses to all three strains in the spray vaccine were observed in the subjects receiving the live cold adapted influenza vaccine compared to placebo. The magnitude of these antibody responses was within the range of responses seen in previous trials by others of the live cold adapted influenza vaccine, which are lower than the serum responses typically observed following immunizations with the inactivated influenza vaccine.

     Two hundred thirty-eight children between the ages of 18 months and five years were enrolled at four VTEUs and 118 children were enrolled at the Center for Vaccine Development in Santiago, Chile, in a Phase I/II double-blind, placebo-controlled safety, immunogenicity and dose-escalation study. The study design and endpoints were similar to the adult study, except that the initial phases used a dose lower than that given to adults. No serious adverse events were seen in any subjects in any of the three phases of the dose escalation, and there were no statistically significant differences in the occurrences of fever, sore throat, runny nose, cough, wheezing, or irritability assessed in the study between the vaccine or placebo or between the different types of administration. Statistically significant serum antibody responses to two of the three strains were observed in the subjects receiving the higher doses of the live cold adapted influenza vaccine compared to placebo. The magnitude of these antibody responses were within the range of responses seen in previous trials by others of the trivalent cold adapted influenza vaccine.

     Aviron's intranasal spray formulation of the live cold adapted influenza vaccine also has been tested in a double-blind, placebo-controlled Phase II challenge study at two VTEUs involving 92 healthy young adults. Subjects were randomized to receive either the live cold adapted intranasal vaccine, the inactivated injectable vaccine or placebo. There were no serious adverse events attributable to Aviron's vaccine seen in any subjects, and there were no statistically significant differences in the occurrence of any potential reactions assessed in the study between either vaccine or placebo. Following vaccination and subsequent intranasal administration of the wild-type challenge virus, the incidence of laboratory-documented influenza, a prospectively defined primary endpoint of the trial, was 7% in subjects vaccinated with the live cold adapted intranasal influenza vaccine, 13% in subjects vaccinated with the inactivated injectable influenza vaccine and 45% in subjects who received placebo. The reduction in laboratory-documented influenza compared to placebo was statistically significant for the live cold adapted vaccine (p less than 0.001) and the inactivated vaccine (p = 0.01). The other prospectively defined primary endpoint of the study was the proportion of subjects shedding the challenge virus after its administration. No significant differences were seen between the two vaccines and placebo in viral shedding.

     Of the recipients of the live cold adapted influenza vaccine, 10% experienced moderate or severe respiratory symptoms following administration of the wild-type influenza challenge virus, a statistically significant reduction compared to 39% of placebo recipients (p = 0.01). The rate of moderate or severe respiratory, symptoms observed following challenge virus in the inactivated injectable vaccine was 22% which was not statistically significant compared to placebo. While the rate of respiratory illness seen in the placebo group was consistent with previous influenza challenge efficacy trials by others, the rate of febrile or systemic illness following challenge was lower than in previous trials. These data have not been peer reviewed, however, and no assurance can be given that the conclusions drawn from this analysis will not change as a result of further study by the Company or during the peer review process. See "Business Risks -- Uncertainties Related to Clinical Trials."

     Based on trials by others which showed that a modest immune response in young children to one or two of the strains after a single dose could be boosted significantly by a second dose approximately two months later, the Company is conducting a pivotal Phase III clinical trial which will evaluate one- and two-dose regimens in children. The Company's clinical trial data suggest that a repeat or booster dose may be required in young children due to their lack of previous exposure to influenza or influenza vaccines. Two doses of the inactivated injectable influenza vaccine are recommended annually for young children requiring influenza prophylaxis for the first time. The Company has enrolled 1,602 children at 10 clinical sites in the pivotal Phase III clinical trial, of which 1,314 were vaccinated with a second dose 46 to 74 days after initial vaccination. The primary endpoint of the study will be protection of children from culture-confirmed influenza during naturally occurring epidemics of influenza. There can be no assurance that these or any additional trials will be successful or that the Company will successfully develop and receive FDA approval of its cold adapted influenza vaccine.

     In March 1997, Aviron announced its intentions to unblind study data in the third quarter of 1997, following a single year of patient accrual, rather than continuing to collect efficacy data for a second influenza season next winter. At this time, the Company and the clinical investigators remain blinded as to which cases of influenza are in the placebo or vaccine group. Efficacy results from the study will not be known until the study data are unblinded and announced later in 1997.

     Aviron intends to commence a manufacturing consistency trial this spring in 500 children at the Center for Vaccine Development at the University of California, Los Angeles. Approval to market vaccines typically requires evidence from such a trial demonstrating that the product can be manufactured consistently from lot to lot. A follow-up study is planned for children participating in the current efficacy study to evaluate the use of a revaccinating dose in a subsequent influenza season. Studies are also being planned to evaluate the effectiveness of the intranasal vaccine in preventing work loss and reducing health care utilization to healthy adults and the elderly.

ADDITIONAL RESEARCH PROGRAMS

 Live Viruses as Vectors

     Aviron believes that its virus engineering technology may be used to create strains which carry "foreign" genes and are able to deliver genetic or antigenic information to specific tissues in the host. For example, it is possible to engineer antigens from other viruses into influenza, as has already been demonstrated for small antigenic regions from agents such as HIV and malaria. RSV and PIV-3 are two other important causes of childhood infections which may be targeted by using the influenza virus as a vector to deliver antigens.

     Members of the herpes virus family may also serve as vectors to deliver antigens to make vaccines which protect against other viruses. Due to the natural properties of this virus, it may be useful to delivery genetic information to the central nervous system.

 Modified Herpes Simplex Viruses to Treat Brain Cancer

     The Company's proprietary technology to modify herpes simplex viruses has been evaluated by others in animal models for the treatment of brain cancer. Malignant glioma is the most lethal of the common tumors originating in the brain. In spite of surgical therapy radiotherapy and chemotherapy, five-year survival rates in humans of approximately 5% are seen. Many new therapies have been investigated, including radiation, hyperthermia, phototherapy, immunotherapy, novel drug delivery for chemotherapy and gene therapy. Two of Aviron's founders, Dr. Richard Whitley and Dr. Bernard Roizman, modified the herpes simplex virus using genetic engineering and have tested this virus in an animal model of malignant glioma. Preliminary results show that tumor size was reduced by the modified viruses, resulting in longer life and reduced neurological deficit for the treated animals.

     Aviron has entered into a collaboration with NeuroVir to develop the Company's proprietary technology for the use of herpes simplex virus to treat brain cancer and as a vector for gene therapy for treatment of cancer and neurological disease. No assurance can be given that NeuroVir will be successful in developing this technology.

MANUFACTURING

     The cold adapted vaccine material used in the Company's current clinical trials is being supplied by Evans Medical Limited, a subsidiary of Medeva plc ("Evans") pursuant to a manufacturing and development agreement (the "Evans Agreement"). Evans is one of four companies licensed by the FDA to produce influenza vaccine for sale in the United States. Under the Evans Agreement, Evans is collaborating with Aviron to develop a manufacturing process for production of cold adapted influenza vaccine, as well as producing and supplying the Company with sufficient quantities of cold adapted influenza vaccine to conduct its current clinical trials and those planned for the 1997/98 influenza season, subject to certain limitations. In addition, in the event that the Company seeks to offer manufacturing rights to a third party, Evans has a right of first negotiation to supply a portion of the Company's commercial requirements for the vaccine in certain European markets. The Company also granted Evans a right of first negotiation with respect to distribution rights for the vaccine in Europe. After December 31, 1996, either party may terminate the Evans Agreement upon six months notice to the other party.

     The Company currently does not have facilities to manufacture products for large-scale clinical trials or in commercial quantities and has no experience in commercial-scale manufacturing. To manufacture its products for large-scale clinical trials or on a commercial scale, the Company will have to build or gain access to a large-scale manufacturing facility which will require a significant amount of funds. The Company is in the final stages of negotiations with Evans for commercial scale manufacturing of bulk cold adapted influenza vaccine for the 1999/2000 and 2000/2001 influenza seasons. There can be no assurance that an agreement with Evans can be reached on terms satisfactory to the Company, or at all. To complete manufacture of the Company's cold adapted influenza vaccine product supplied in bulk by Evans for the 1999/2000 and 2000/2001 influenza seasons, the Company will have to gain access to a large-scale fill and finish facility, either at Evans or elsewhere, and to commission the manufacture of specialized equipment, which may require a significant amount of funding. There can be no assurance that an agreement with Evans or any other third party with respect to such fill and finish of the cold adapted influenza product can be reached, or if reached, on terms satisfactory to the Company and in time for product launch. The production of the Company's cold adapted influenza vaccine is subject to the availability of a large number of pathogen-free hen eggs, for which there are currently a limited number of suppliers. Contamination or disruption of this source of supply would adversely affect the ability to manufacture the Company's cold adapted influenza vaccine. In addition, to make the vaccine available for clinical trials or commercial sales before the influenza season, the Company must successfully modify the vaccine within a six-month period to include selected strains for a particular year.

     In April 1996, the Company completed construction of a pilot manufacturing facility for its potential vaccine products other than cold adapted influenza. Funding was obtained through the Company's existing capital lease line of credit. The Company currently is considering whether to construct manufacturing facilities capable of producing commercial quantities of its potential vaccine products. The scale-up of manufacturing for commercial production will require the Company to develop advanced manufacturing techniques and rigorous process controls. Furthermore, the Company will be required to register its facility with the FDA and with the California Department of Health Services and will be subject to state and federal inspections confirming the Company's compliance with cGMP regulations established by the FDA. However, no assurance can be given as to the ability of the Company to produce commercial quantities of its potential products in compliance with applicable regulations or at an acceptable cost, or at all.

     The Company is alternatively considering the use of contract manufacturers for the commercial production of its potential products. The Company is aware of only a limited number of manufacturers which it believes have the ability and capacity to manufacture its potential products, including the cold adapted influenza vaccine, in a timely manner. There can be no assurance that the Company would be able to contract with any of these companies for the manufacture of its products on acceptable terms, if at all. If the Company enters into an agreement with a third-party manufacturer, it will be required to relinquish control of the manufacturing process, which might adversely affect the Company's results of operations. Furthermore, a third-party manufacturer also will be required to manufacture the Company's products in compliance with state and federal regulations. Failure of any such third-party manufacturer to comply with state and federal regulations and to deliver the required quantities on a timely basis and at commercially reasonable prices would materially adversely affect the Company's business, financial condition and results of operations. No assurance can be given that the Company, alone or with a third party, will be able to make the transition to commercial-scale production of its potential products successfully, if at all, or that if successful, the Company will be able to maintain such production.

MARKETING AND SALES

     The current purchasers of vaccines are principally physicians, large HMOs and state and federal government agencies. However, the United States health care system is undergoing significant changes and the relative proportion that each group will represent in the future will depend on factors such as legislative changes and the economy. The Company intends to sell its products directly to HMOs and state and federal health care agencies, and to other buyers through partners with strong capabilities in local markets. Outside the United States, the Company plans to sell its potential products through collaborative agreements with strategic partners. Aviron intends to use rigorous cost-effectiveness analysis as a guide for its pricing strategy and in support of its marketing plans.

     The Company currently has no marketing, sales or distribution capabilities. To market any products, Aviron must either obtain the assistance of a third party with a suitable distribution system, develop a direct sales and marketing staff of its own or combine the efforts of a third party with its own efforts. Other than SmithKline Beecham and Sang-A, the Company to date has no agreements for marketing or distributing its potential products.

     The success and commercialization of the Company's products is dependent in part upon the ability of the Company to maintain and enter into additional collaborative agreements with corporate partners for the development, testing and marketing of certain of its vaccines and upon the ability, of these third parties to perform their responsibilities. Although Aviron believes that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources devoted to these activities will not be within the control of the Company. There can be no assurance that any such agreements or arrangements would be available on terms acceptable to the Company, if at all, that such third parties would perform their obligations as expected, or that any revenue would be derived from such arrangements. If Aviron is not able to enter into such agreements or arrangements, it could encounter delays in introducing its potential products into the market or be forced to limit the scope of its commercialization activities. If the Company were to market products directly, significant additional expenditures, management resources and time would be required to develop a marketing and sales staff within the Company. In addition, the Company would also be competing with other companies that currently have experienced and well-funded marketing and sales operations. There can be no assurance that the Company will be able to establish its own marketing and sales force or that any such force, if established, would be successful.

COLLABORATIVE AGREEMENTS

     The Company's strategy for the development, clinical trials, manufacturing and commercialization of certain of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. There can be no assurance that the Company will be able to maintain existing collaborative agreements, negotiate collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To date the Company has entered into the following collaborative agreements.

 National Institute of Allergy and Infectious Diseases - Parainfluenza Virus Type 3

     In May 1996, the Company obtained exclusive rights from the National Institute of Allergy and Infectious Disease (the "NIAID") of the NIH to certain biological materials and clinical trial data for its PIV-3 program. The NIH granted to the Company exclusive rights in specific strains of bovine parainfluenza virus (the "Licensed Materials") to develop, test, manufacture, use and sell products for vaccination against human parainfluenza virus and other human and animal diseases ("Licensed Products"). In addition, the Company obtained from the NIAID the right to reference an existing IND and certain data relating to the Licensed Materials. The NIH retained certain rights to the Licensed Materials on behalf of the United States Government to conduct research and to grant research licenses to third parties under certain circumstances. In return for the rights granted by NIH, the Company will make payments to NIH on the achievement of specified milestones and will make certain royalty payments to NIH. Unless otherwise terminated, the Agreement will terminate on cessation of commercial sales of Licensed Products by the Company or its sublicensee. The Company has the unilateral right to terminate the Agreement in any country upon providing 60 days notice to NIH.

 SmithKline Beecham Biologicals S.A.

     In October 1995, the Company signed an agreement with SmithKline Beecham defining a collaboration on the Company's EBV vaccine technology (the SB Agreement). Under the terms of the SB Agreement, the Company granted SmithKline Beecham an exclusive license to produce, use and sell EBV vaccines incorporating the Company's technology for prophylactic and therapeutic uses on a worldwide basis, except in South and North Korea (together, Korea). The Company has retained the right to co-distribute a monovalent formulation of the vaccine in certain markets in the United States and to have SmithKline Beecham supply such vaccine. In addition, SmithKline Beecham obtained a right of first refusal to an exclusive, worldwide (except Korea) license under any intellectual property rights relating to any live EBV vaccine technology developed or controlled by the Company during the term of the SB Agreement.

     SmithKline Beecham has agreed to fund research and development at the Company related to the EBV vaccine, in specified minimum amounts, during the first two years of the SB Agreement. SmithKline Beecham made an initial upfront payment to the Company and agreed to make additional payments upon the achievement of certain product development milestones. The Company is entitled to royalties from SmithKline Beecham based on net sales of the vaccine. Unless otherwise terminated, the SmithKline Beecham Agreement will expire upon the expiration or invalidation of the last remaining patent covered by the SB Agreement or 10 years from the date of first commercial sale of the vaccine, whichever is later. The SB Agreement may be terminated by SmithKline Beecham with respect to any country at any time. See "Legal Proceedings."

 Sang-A Pharm. Co., Ltd.

     In May 1995, the Company entered into a Development and License Agreement with Sang-A. The Company granted to Sang-A exclusive clinical development, manufacturing and marketing rights in Korea for specified products developed by Aviron, including vaccines for influenza (cold adapted and recombinant), EBV, CMV, HSV-2 and RSV. However, the Company is under no obligation to develop any product. Sang-A also will make payments to the Company upon the Company's meeting certain regulatory milestones for each product in Korea and will pay a royalty to the Company on net sales of such products in Korea.

     Sang-A is obligated to establish a manufacturing facility with at least enough capacity to meet demand for all Korean product requirements for each product that reaches commercialization, if any. In the event that Sang-A's manufacturing capabilities satisfy certain objective criteria and subject to an obligation to cooperate with the Company's future corporate partners for any given products, Sang-A has a right of first refusal to manufacture a portion of the total requirements of the Company, its affiliates and sublicensees for the specified products, with the exception of the EBV vaccine, in specified countries, including the United States, provided that it can do so at a competitive price, quality and timeline.

     The term of this agreement extends, on a product-by-product basis, until 10 years from the date of first commercial sale of each product in Korea. At the conclusion of the term, Sang-A has an option to extend the agreement on a product-by-product basis, for the longer of an additional 10 years or the expiration of the patents covering such product. During any such extension, Sang-A will have either no royalty obligation to the Company or a reduced royalty obligation, depending on the product.

     In return for the rights granted to Sang-A, Sang-A made an equity investment in the Company in May 1995 of approximately $4.0 million. Sang-A subsequently made additional equity investments of approximately $1.6 million in the Company's private placement of Series C Preferred Stock and $1.9 million in the Company's initial public offering of Common Stock.

     On January 23, 1997, Hanbo Steel Industry Company (Hanbo Steel) was declared bankrupt. Hanbo Steel is a subsidiary of the Hanbo Group, the conglomerate that owns Sang-A. The Company is unable to predict what, if any, effect the bankruptcy of Hanbo Steel will have on other Hanbo Group subsidiaries, including Sang-A. Given that Sang-A has no outstanding financial obligations to the Company, and that future Korean sales of Company products are not expected to be a major part of the Company's anticipated revenues, the Company believes that it is unlikely that the bankruptcy of Hanbo Steel will have a material impact on the Company.

 National Institute of Allergy and Infectious Diseases - Cold Adapted Influenza Vaccine

     Following a competitive application process, the Company entered into a CRADA in March 1995 with the National Institute of Allergy and Infectious Diseases of the NIH to conduct clinical trials of the Company's cold adapted influenza vaccine. Wyeth-Ayerst licensed certain rights to the vaccine from the NIH in 1991 and was developing it for sale in collaboration with the NIH until relinquishing its rights in 1993. Aviron has obtained from the NIH and the University of Michigan exclusive rights to trial results and data from the work at the VTEUs and Wyeth-Ayerst. The NIH has agreed to support the trials by enrolling subjects in its network of VTEUs. In addition, the Company acquired exclusive commercial rights to data generated from all previous clinical trials conducted by the NIH and Wyeth-Ayerst using the vaccine. The term of the CRADA will not exceed five years without a written amendment by the parties. Either party may terminate the CRADA for material breach.

 University of Michigan

     In February 1995, the Company entered into a materials transfer and intellectual property agreement (the "Michigan Agreement") with the University of Michigan. Pursuant to the Michigan Agreement, the University of Michigan granted the Company exclusive rights to certain intellectual property and technology, relating to a cold adapted influenza vaccine and proprietary donor strains of influenza viruses useful in the production of products for vaccination against influenza and potentially for gene therapy and other uses (the "Master Strains"). Specifically, the Company obtained the exclusive right to develop, manufacture, use, market and sell products incorporating any such intellectual property or utilizing the Master Strains in all countries of the world. In consideration for the rights granted to the Company, the Company: (i) made an initial cash payment to the University of Michigan; (ii) agreed to pay a royalty to the University of Michigan on net sales of products subject to the license; (iii) entered into a sponsored research agreement with the University of Michigan for a period of at least two years; and (iv) issued to the University of Michigan 1,323,734 shares of Series B Preferred Stock, which were converted into 264,746 shares of Common Stock upon the effective date of the Company's initial public offering. In addition, in the event that Aviron receives approval to commercially market a product based on the University of Michigan technology, the Company has agreed to issue a warrant to the University of Michigan to purchase shares of the Company's Common Stock, for a number of shares to be based on 1.25% of the Common Stock outstanding on the date of the first commercial sale of the product incorporating the University of Michigan technology.

     Pursuant to the Michigan Agreement, the Company is required to grant to the University of Michigan an irrevocable, royalty-free license for research purposes, or for transfer to a subsequent licensee should the Michigan Agreement be terminated, to (i) all improvements developed by the Company, its affiliates or sublicensees, whether or not patentable; relating to delivery mechanisms and processes for administration and manufacturing of products, as well as packaging storage and preservation processes for the Master Strains, and (ii) all new technical information acquired by the Company, its affiliates or sublicensees relating to the Master Strains and products.

     The term of the Michigan Agreement is until the later of the last to expire of the University of Michigan patents licensed to the Company or 20 years from the date of first commercial sale of a product incorporating the Michigan technology. The Company has the further right to terminate for any reason upon 12 months notice to the University of Michigan.

 The Mount Sinai School of Medicine

     In February 1993, the Company entered into a technology transfer agreement with The Mount Sinai School of Medicine of the City University of New York ("Mount Sinai"). Under this agreement, Mount Sinai assigned to the Company all of its rights, title and interest in and to certain patents and patent applications, as well as all associated know-how and other technical information relating to recombinant negative strand RNA virus expression systems and vaccines, attenuated influenza viruses and certain other technology. Mount Sinai also granted the Company (i) an option to acquire any improvements to the inventions disclosed in the assigned patents and patent applications thereafter developed by Mount Sinai and (ii) a right of first negotiation for a license or assignment to certain additional related technology. In consideration for the rights granted to the Company, the Company issued to Mount Sinai 35,000 shares of the Company's Common Stock. The Company also issued to Mount Sinai four warrants to purchase up to a total of 45,000 shares of the Company's Common Stock, each exercisable for a term of five years commencing upon the occurrence of certain milestone events. Warrants to purchase 9,000 shares are currently exercisable at a per share exercise price of $4.50. Warrants to purchase 29,750 shares became exercisable at the effective date of the Company's initial public offering at a per share exercise price of $10.00. Warrants to purchase the remaining 6,250 shares were terminated on the effective date of the Company's initial public offering according to their terms.

 ARCH Development Corporation

     In July 1992, the Company entered into an exclusive license agreement with ARCH Development Corporation ("ARCH") to acquire the rights to use or sublicense certain technology and make, use or sell certain licensed products. The agreement calls for the Company to make certain payments to ARCH as certain development milestones are met. No benchmark payments were made or were due through 1996. If commercialization is achieved, the Company will be required to pay ARCH royalties based on net sales of the licensed products. Further, if the Company were to sublicense the technology, it would be required to pay ARCH royalties on net sales of the sublicensee and, under certain circumstances, up to 50% of the license fee paid by the sublicensee. The term of the agreement extends until the expiration of the last-to-expire patent rights covered by the license. In conjunction with this license agreement, ARCH purchased 40,000 shares of the Company's Common Stock. Subsequent to this agreement, affiliates of ARCH purchased shares of the

Company's Series A, B and C Preferred Stock, which were automatically converted to 222,799 shares of Common Stock upon the closing of the Company's initial public offering.

BUSINESS RISKS

UNCERTAINTIES RELATED TO CLINICAL TRIALS

     Before obtaining required regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical testing and clinical trials that each product is safe and effective for use in each target indication. The results from preclinical testing and early clinical trials may not be predictive of results obtained in later clinical trials and large-scale testing. Companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials. The Company's vaccines are intended for use primarily in healthy individuals. To obtain regulatory approval the Company must demonstrate safety and efficacy in healthy people which likely will require a lengthier process and involve a larger number of trials and patients than would be customary for clinical trials of therapeutics for disease management. There can be no assurance that the Company's clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory, approvals or will result in marketable products. In addition, the Company's clinical trial data for its cold-adapted influenza vaccine suggest that a repeat or booster dose may be required in young children to demonstrate efficacy due to the children's lack of previous exposure to influenza virus. If the Company's cold adapted influenza vaccine is not shown to be safe and effective in Aviron's clinical trials (including its current pivotal Phase III clinical trial), the resulting delays in developing this and other vaccine candidates and conducting related preclinical testing and clinical trials, as well as the need for additional financing, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's cold adapted influenza vaccine is based on technology licensed from the NIH and the University of Michigan. Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corporation, licensed certain rights to the vaccine in 1991 and was developing it for sale in collaboration with the NIH until relinquishing its rights in 1993. In addition, Kaketsuken, a Japanese research foundation ("Kaketsuken"), licensed certain rights to the vaccine in 1993 and was developing it for sale in Japan until relinquishing such rights in 1996. Formulations of the vaccine have been the subject of a number of clinical trials performed by Wyeth-Ayerst, the NIAID of the NIH and Kaketsuken. The Company has reviewed the data from these trials and believes that it can submit such data in partial support of its application for regulatory approval from the FDA. The Company did not participate in these trials and cannot be confident in the accuracy of the data collected. Although a large proportion of this data was positive, a number of trials included results that were not. Very few of the trials involved a trivalent vaccine delivered through nasal spray. There can be no assurance that the data from these third-party trials is accurate, that the Company will be able to obtain favorable results from its own trials, or that the Company can complete these trials on a timely basis, or at all. See "-- Influenza Clinical Trials."

     To date, none of the data announced by the Company from its clinical trials has been submitted for publication in peer reviewed journals. Moreover, the data necessary to calculate the primary endpoints in the Company's Phase II challenge study of its live cold adapted intranasal influenza vaccine only became available in September 1996. There can be no assurance that the analysis of the data announced by the Company and the conclusions drawn from this analysis will not change as a result of further study by the Company or in the course of peer review for publication or regulatory review for licensing. Such changes could have an adverse effect on the Company's product development efforts or its prospects for regulatory approval of the product involved.

     The rate of completion of the Company's clinical trials may be delayed by many factors. For example, delays may be encountered in enrolling a sufficient number of patients fitting the appropriate trial profile, preparing the modified vaccine strain for certain influenza seasons, or manufacturing clinical thai materials.

The Company's late-stage clinical trials of its live cold adapted influenza vaccine must be conducted during the influenza season and must be commenced early enough in the approximately five-month season so that subjects may be vaccinated well in advance of a challenge by the wild-type virus. Were the influenza season to commence earlier than anticipated, the number of subjects that could participate in a particular study might be reduced in that season due to the subjects' possible exposure to wild-type influenza virus. Additionally, there is a risk that there will not be enough natural influenza in the community, in a given influenza season to achieve statistically significant results from clinical trials. As a result, the Company would be required to gather data in the next influenza season, which will not occur for another year in that community, thus delaying the Company's development program. There can be no assurance that delays in, or termination of, clinical trials will not occur. Any delays in, or termination of, the Company's clinical trial efforts would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTIES RELATED TO EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

     Aviron commenced its operations in April 1992 and until October 1995 was a development stage company. All of the Company's product candidates are in the research or development stage. With the exception of two in-licensed product candidates, none of the Company's proposed products has yet been approved for clinical trials. To date, the Company has had no revenue from product sales and all of its resources have been dedicated to the development of vaccines. There can be no assurance that product revenues will be realized on a timely basis, if ever.

     The development of safe and effective vaccines for the prevention of viral diseases such as influenza, herpes simplex and other target diseases is highly uncertain and subject to numerous risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may be found ineffective or cause harmful side effects during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. Aviron has not yet requested or received the regulatory approvals that are required to market its products. Aviron does not expect that any of its proposed products will be ready for commercialization for the next few years, if at all.

     The Company's cold adapted influenza vaccine involves a complex development process. If the Company were to successfully develop an influenza vaccine, its composition would require annual modification. Influenza viruses have a high mutation rate and the surface antigens of influenza viruses that induce protective immunity are variable from year to year. Each spring, the FDA and the CDC select circulating influenza strains that will be included in the following season's influenza vaccines. As a result, manufacturers of vaccines must modify their influenza vaccines each year to include the selected strains in a form that meets FDA guidelines within an approximately six-month period in order to make it available before the influenza season. Even if the Company is able to develop an influenza vaccine for a particular year, it must also establish a dependable process by which the vaccine may be modified and manufactured on a timely basis to include additional strains each year. If the Company were unable to develop an influenza vaccine for a particular year that meets FDA and CDC guidelines and establish a manufacturing process for the vaccine, its business, financial condition and results of operations would be materially adversely affected. No assurance can be given that delays in preparing vaccines for use in clinical trials or commercial sales will not be encountered. In addition, there can be no assurance that the Company's development efforts will be successful, that required regulatory approvals, including those with respect to Investigational New Drug ("IND") applications, will be obtained or that any products, if introduced, will be successfully marketed. See "Business -- Vaccine Products Under Development."

NEED FOR FUTURE FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL

     The Company's operations to date have consumed substantial and increasing amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop and optimize such technology and proposed products, to establish manufacturing and marketing capabilities and to bring any such products to market. The Company's future capital requirements will depend upon many factors, including continued scientific progress in the research and development of the Company's technology and vaccine programs, the size and complexity of these programs, the ability of the Company to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims or trade secrets, and product commercialization activities.

     The Company is actively seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. There can be no assurance that any additional collaborative agreements will be entered into or that additional financing will be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

UNCERTAINTY OF FUTURE PROFITABILITY; ACCUMULATED DEFICIT

     The Company has experienced significant and increasing operating losses since its inception in April 1992. As of December 31, 1996, the Company had an accumulated deficit of approximately $40 million. Aviron has not received any product revenue to date and does not expect to generate revenues from the sale of products for several years, if at all. The Company expects to incur significant and increasing operating losses over at least the next several years as the Company's research and development efforts and preclinical testing and clinical trial activities expand. The Company's ability to achieve profitability depends in part upon its ability, alone or with others, to complete development of its proposed products, to obtain required regulatory approvals and to successfully manufacture and market such products. To the extent that the Company is unable to obtain third-party funding for expenses, the Company expects that its increased expenses will result in increased losses from operations. There can be no assurance that Aviron will obtain required regulator approvals or successfully identify, develop, test, manufacture and market any product candidates, or that the Company will ever achieve product revenues or profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS; DEPENDENCE ON TRADE SECRETS

     The Company's success will depend in part on its ability, to maintain its technology, licenses, maintain trade secrets, obtain patents and operate without infringing the proprietary, rights of others, both in the United States and in other countries. Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions, and therefore the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability, cannot be predicted. There can be no assurance that any of the Company's patents or patent applications will issue or, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

     The commercial success of Aviron also will depend, in part, upon the Company's not infringing patents issued to others. A number of pharmaceutical companies, biotechnology, companies, universities and research institutions have filed patent applications or received patents in the areas of the Company's programs. Some of these applications or patents may limit or preclude the Company's applications, or conflict in certain respects with claims made under the Company's applications.

     The Company is aware of pending patent applications that have been filed by others that may pertain to certain aspects of the Company's programs or its issued or pending patent applications. If patents have been or are issued to others containing preclusive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. No assurance can be given that patents have not been issued, or will not be issued, to third parties that contain preclusive or conflicting claims with respect to the cold adapted influenza vaccine or any of the Company's other programs. The Company's breach of an existing license or failure to obtain a license to technology required to commercialize its products may have a material adverse effect on the Company's business, financial condition and results of operations. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or to cease using such technology.

     The Company also relies on trade secrets to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. Certain of the Company's licensors also rely on trade secrets to protect technology which has been licensed to Aviron, and as a result, the Company is dependent on the efforts of such licensors to protect such trade secrets. For example, the University of Michigan relies, in part, on trade secrets to protect the master strains of the cold adapted influenza virus used by the Company. Aviron protects its proprietary technology and processes, in part, by confidentiality agreements with its employees, consultants, collaborators and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets or those of its licensors will not otherwise become known or be independently discovered by competitors. To the extent that Aviron or its consultants or research collaborators use intellectual property owned by others in their work for the Company, disputes may also arise as to the rights in related or resulting know-how and inventions. On July 1, 1996, Chiron Corporation ("Chiron") filed a complaint against the Company in San Mateo County, California, Superior Court, alleging that certain of Aviron's patent applications relating to its EBV program are based on Chiron proprietary information which was improperly conveyed to Aviron by a former Chiron employee, and that the Company has engaged in unfair competition. See "-
- Lack of Patent Protection of Cold-Adapted Influenza Technology" and "Legal Proceedings."

LACK OF PATENT PROTECTION OF COLD ADAPTED INFLUENZA TECHNOLOGY

     The Company has no issued patents on the technology related to its cold adapted influenza vaccine. The Company's rights to this technology are based on an exclusive worldwide license of materials and know-how from the University of Michigan, which owns the master strains from which the vaccine is derived, and on an exclusive license of know-how and clinical trial data from the NIH. Neither the University of Michigan nor the NIH rely on patents for ownership of the rights licensed to Aviron. There can be no assurance that a third party will not reproduce the Company's cold adapted influenza vaccine or that a third party will not develop another live-virus influenza vaccine which might be comparable to Aviron's in terms of safety and effectiveness. See "-- Dependence on Trade Secrets."

GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVALS

     The production and marketing of the Company's products and its ongoing research and development activities are subject to extensive regulation by numerous government authorities in the United States and other countries. Prior to marketing in the United States, any product developed by the Company must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. Satisfaction of such regulatory requirements, which includes demonstrating that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. This process may be more demanding for vaccines intended for use in healthy people compared to therapeutics used for treatment of people with diseases. Preclinical studies must be conducted in compliance with the FDA's Good Laboratory Practice ("GLP") regulations. Clinical testing must meet requirements for Institutional Review Board ("IRB") oversight and informed consent, as well as FDA prior review, oversight and good clinical practice requirements. The Company has limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval. Furthermore, the Company or the FDA may suspend clinical trials at any time if it believes that the subjects participating in such trials are being exposed to unacceptable health risks.

     Before receiving FDA approval to market a product, the Company will have to demonstrate that the product is safe and effective and represents an improved form of health management compared to existing approaches. Data obtained from preclinical testing and clinical trials are susceptible to varying interpretations which could delay; limit or prevent regulatory approvals. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Similar delays may also be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. If regulatory approval of a product is granted, such approval will be limited to those specific segments of the population for which the product is effective, as demonstrated through clinical trials. Furthermore, approval may entail ongoing require ments for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. The regulatory standards for manufacturing are currently being applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. There can be no assurance that any product developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing approval.

     Outside the United States, the Company's ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union (the "EU"), procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authorities are satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory, approval process includes all of the risks associated with FDA approval set forth above.

DEPENDENCE ON COLLABORATIVE AGREEMENTS

     The Company's strategy for the development, clinical trials, manufacturing and commercialization of certain of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. There can be no assurance that the Company will be able to maintain existing collaborative agreements, negotiate collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake product development and commercialization activities at its own expense, which would increase the Company's capital requirements or require the Company to limit the scope of its development and commercialization activities. In addition, the Company may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements.

     The Company cannot control the amount and timing of resources which its collaborative partners devote to the Company's programs or potential products, which may vary because of factors unrelated to the potential products. If any of the Company's collaborative partners breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and the Company would be required to devote additional resources to product development and commercialization, or terminate certain development programs. These relationships generally may be terminated at the discretion of the Company's collaborative partners, in some cases with only limited notice to the Company. The termination of collaborative arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates, or could result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, Aviron's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products of the Company's collaborative partners may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Collaborative Agreements."

INTENSE COMPETITION AND RISE OF TECHNOLOGICAL OBSOLESCENCE

     The Company operates in a rapidly evolving field. Any product developed by the Company would compete with existing and new drugs and vaccines being created by pharmaceutical, biopharmaceutical and biotechnology companies. If the Company were able to successfully develop its vaccines, it would be competing with larger companies that have already introduced vaccines and have significantly greater marketing, manufacturing, financial and managerial resources. For example, with respect to its cold adapted influenza vaccine, the Company will be competing against larger companies such as Pasteur Merieux Connaught, Wyeth-Ayerst, Parke-Davis Group ("Parke-Davis"), a subsidiary of Warner-Lambert Company, and Evans. Each of these companies sell the injectable inactivated influenza vaccine in the United States, have significantly greater financial resources than Aviron and have established marketing and distribution channels for such products. The Company is also aware of several companies that are marketing or are in late-stage development of products to prevent CMV or HSV disease, including Glaxo Wellcome plc ("Glaxo"), SmithKline Beecham and Chiron Biocine Corporation. In addition, the Company is aware of the use in Russia of a cold adapted influenza vaccine, research programs by some of the competitors listed above, among others, to develop more effective influenza vaccines and a cold adapted PIV-3 vaccine developed with NIH support which may be licensed to a large vaccine company.

     New developments are expected to continue in both the pharmaceutical and biotechnology industries and in academia. Other companies may succeed in developing products that are safer, more effective or less costly than any that may be developed by the Company. Such companies may also be more effective than the Company in the production and marketing of their products. Furthermore, rapid technological development by competitors may result in the Company's products becoming obsolete before the Company is able to recover it research, development or commercialization expenses incurred in connection with any such product. Many potential competitors have substantially greater financial, technical and marketing resources than the Company.

Some of these companies also have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, government agencies and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures.

     Aviron believes that competition in the markets it is addressing will continue to be intense. The vaccine industry is characterized by intense price competition, and the Company anticipates that it will face this and other forms of competition. There can be no assurance that pharmaceutical, biopharmaceutical and biotechnology companies will not develop more effective products than those of the Company or will not market and sell their products more effectively than the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

EXECUTIVE OFFICERS

     The executive officers and corporate secretary of the Company as of December 31, 1996 are set forth below:

NAME                               AGE   POSITION
--------------------------------   ---   ---------------------------------------
J. Leighton Read, M.D...........    45   Chairman and Chief Executive Officer
Vera Kallmeyer, M.D., Ph.D......    37   Chief Financial Officer and Vice
                                         President,
                                         Corporate Development
Martin L. Bryant, M.D., Ph.D....    48   Vice President, Research
Victor Jegede, Ph.D.............    52   Vice President, Technical Affairs
Paul M. Mendelman, M.D..........    49   Vice President, Clinical Research
Eric J. Patzer, Ph.D............    47   Vice President, Development
Alan C. Mendelson...............    48   Secretary

____________________

     J. Leighton Read, M.D., a founder of the Company, has been Chairman and Chief Executive Officer of the Company since 1992 and was Chief Financial Officer of the Company from 1992 until October 1996. In 1989, he co-founded Affymax N.V. with Dr. Alejandro Zaffaroni, serving initially as its Executive Vice President and Chief Operating Officer and later, from 1990 to 1991, as President of the Pharma Division and as a Managing Director of the parent company. From 1991 to 1993, Dr. Read was a principal with Interhealth Limited, an investment partnership. Prior to 1989, Dr. Read held appointments at the Harvard Medical School and School of Public Health, where his research dealt with techniques for assessing the cost effectiveness of pharmaceutical products. He has served on the boards of a number of private biotechnology companies and is currently on the board of CV Therapeutics, Inc., a biotechnology company. Dr. Read holds a B.S. in Biology and Psychology from Rice University and an M.D. from the University of Texas Health Science Center at San Antonio.

     Vera Kallmeyer, M.D., Ph.D., has been Vice President, Corporate Development of the Company since 1994 and was elected Chief Financial Officer in October 1996. From 1993 to 1994, Dr. Kallmeyer was Vice President, Healthcare Banking/Biotech at Flemings, a London-based merchant bank. From 1990 to 1993, she was an Associate in Investment Banking at Wasserstein Perella and Company. In 1994, she co-founded Pacific Futures, an investment advisory business located in Hong Kong, for which she currently serves as Senior Advisor. Dr. Kallmeyer holds an M.D. and a Ph.D. in Pediatric Cardiology from Ludwig-Alexander University in Erlangen, Germany, and an M.B.A. from Stanford University. She has also studied at the Harvard Medical School and the Royal Postgraduate Medical School in London. Dr. Kallmeyer serves on the board of directors of NeuroVir Research Inc., a private biotechnology company.

     Martin L. Bryant, M.D., Ph.D., has been Vice President, Research of the Company since 1995. Dr. Bryant also currently is Consulting Associate Professor of Pediatrics, Microbiology and Immunology at the Stanford University School of Medicine and Adjunct Associate Professor of Molecular Microbiology at the Washington University School of Medicine. From 1991 to 1995, he was Director, Infectious Disease Research for G.D. Searle & Co./Monsanto, a pharmaceutical company. From 1990 to 1991, he was an Instructor in Pediatric Infectious Diseases at the Washington University School of Medicine. Dr. Bryant holds a B.A. in Chemistry from Duke University, an M.A. in Chemistry from San Diego State University, and an M.D. and a Ph.D. from the University of Southern California.

     Victor Jegede, Ph. D., has been Vice President, Technical Affairs of the Company since 1995. From 1992 to 1994, Dr. Jegede was Vice President, Regulatory Affairs and Quality for Creative BioMolecules, Inc., a bio-pharmaceuticals company, and from 1989 to 1992, he was Director, Regulatory Affairs and Quality for WelGen Manufacturing Partnership (BW Manufacturing, Inc.), a division of Burroughs Welcome

Manufacturing, Inc., a pharmaceutical manufacturer. Dr. Jegede holds a B.S. and an M.S. in Biology and a Ph.D. in Bacteriology from Boston College.

     Paul M. Mendelman, M.D., has been Vice President, Clinical Research of the Company since May 1996. Prior to joining the Company, Dr. Mendelman was Director, Clinical Research, Infectious Diseases for Merck Research Laboratories, a pharmaceutical company, since September 1991. From 1983 to 1991, Dr. Mendelman was Clinical Instructor, Assistant Professor and then Associate Professor of Pediatrics at the University of Washington. Dr. Mendelman holds a B.S. and an M.D. from Ohio State University and is a fellow of the American Academy of Pediatrics.

     Eric J. Patzer, Ph.D., has been Vice President, Development of the Company since May 1996. Prior to joining the Company, Dr. Patzer had held various positions with Genentech, Inc, a pharmaceutical company, since 1981, most recently as Vice President, Development. Dr. Patzer holds a B.S. in Mechanical Engineering from The Pennsylvania State University and a Ph.D. in Microbiology from the University of Virginia.

     Alan C. Mendelson has served as Secretary of the Company since 1992. He has been a partner of Cooley Godward LLP, counsel to the Company, since 1980 and served as Managing Partner of its Palo Alto office from 1990 to 1995 and from September 1996 to the present. Mr. Mendelson also served as Acting General Counsel to Cadence Design Systems, Inc., an electronic design automation software company, from 1995 to 1996. He is a director of Acuson Corporation, CoCensys, Inc., Elexsys International, Inc. and Isis Pharmaceuticals, Inc. Mr. Mendelson holds a B.A. from the University of California at Berkeley and a J.D. from the Harvard Law School.

ITEM 2.   PROPERTIES.

     Aviron leases approximately 52,800 square feet of office and laboratory space in Mountain View, California. The Company has leased this facility through October 2005 and has two options to extend the lease for successive five-year terms. The Company currently subleases approximately 13,000 square feet of space to three subtenants. One sublease for 4,700 square feet runs through March 1998 and may be extended or re-negotiated at Aviron's discretion; one sublease for 6,667 square feet runs through December 1997 and may be extended or re-negotiated at Aviron's discretion; the third sublease is renewable on a month-to-month basis. The Company believes that this facility is adequate to meet its needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS.

     On July 1, 1996, Chiron Corporation (Chiron) filed a complaint against the Company in San Mateo County, California, Superior Court, alleging that certain of Aviron's patent applications relating to its EBV program are based on Chiron proprietary information which was improperly conveyed to Aviron by a former Chiron employee, and that the Company has engaged in unfair competition. The complaint seeks unspecified monetary damages and seeks to impose a constructive trust, for Chiron's benefit, over the affected patent applications, an exclusive assignment by the Company to Chiron of such patent applications and an injunction against the Company from disclosing, using or applying such alleged proprietary information. Aviron believes that the allegations in the Chiron complaint are without merit and intends to vigorously defend itself against such action. Aviron does not utilize the alleged Chiron proprietary information in any of its potential products currently under development. Even if Chiron were to prevail in this action, the Company believes that it is uncertain that a court would grant a constructive trust over the specified patent applications, which include many claims (including certain rights the Company licensed to SmithKline Beecham) not relating to the alleged Chiron proprietary technology. Were a court to grant a constructive trust over such patent applications, it could adversely impact the Company's agreement with SmithKline Beecham. There can be no assurance that Chiron will not ultimately prevail in this action or that it will not obtain the remedies it is seeking. In addition, the Company expects that the legal costs incurred in defending itself against this action could be substantial.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II.


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK MATTERS.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "AVIR." Public trading of the Common Stock commenced on November 5, 1996. Prior to that, there was no public market for the Common Stock. The following table sets forth for the periods indicated the high and low price per share of the common stock on the Nasdaq National Market. These prices represent quotations among dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


FISCAL YEAR ENDED                           HIGH     LOW
DECEMBER 31, 1996                           -----   ------
-----------------------------------------
Fourth Quarter ended December 31, 1996      $9.00   $6.875

     On March 12, 1997, there were 184 holders of record of the Company's common stock.

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In March 1996, the Company sold 136,326 shares of Series C Preferred Stock to Sang-A Pharm Co., Ltd. ("Sang-A") in a private placement. The price was $1.35 per share, which was equal to the price paid by other investors in the Series C Preferred Stock of the Company. The sales were made in reliance on
Section 4(2) and Regulation D of the Securities Act of 1933, as amended. No underwriter or placement agent was involved in the March 1996 sales of shares to Sang-A. The shares of Series C Preferred Stock were converted to 27,265 shares of Common Stock in November 1996 at the closing of the Company's initial public offering of Common Stock.

     In November and December 1996, the Company sold 222,222 and 16,978 shares of its Common Stock, respectively, to Sang-A in private placements. The sales were made at the time of the closing of the initial public offering and the exercise by the underwriters of a portion of their overallotment option, respectively. Both sales were made pursuant to Sang-A's pre-existing obligation to purchase 10% of the shares sold in the public offering. The sales were made at the public offering price of $8.00 per share. No underwriter or placement agent was involved in the sale of shares to Sang-A. The sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

     In December 1996, the Board of Directors of the Company approved the issuance to Cooley Godward LLP of a warrant to purchase 16,600 shares of the Company's Common Stock at an exercise price of $2.00 per share, in lieu of $100,000 of legal fees. The warrant, which was issued in January 1997, is exercisable until January 2000. No underwriter or placement agent was involved in the warrant issuance. The warrant issuance was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                FOR THE PERIOD FROM
                                                  APRIL 15, 1992
                                              (DATE OF INCEPTION) TO
                                                 DECEMBER 31, 1992     1993        1994           1995          1996
                                              ----------------------- -------   -----------   ------------   -----------
                                                                        (in thousands, except per share data)
STATEMENTS OF OPERATIONS
 DATA:
Total revenues..........................                 $    ---    $   ---      $    ---       $  1,707      $  1,625

Operating expenses:
  Research and development..............                      320      2,073         4,216         10,220        14,997
  General and administrative............                      470      1,874         2,493          3,252         4,595
                                                           ------    -------      --------       --------      --------
    Total operating                                           790      3,947         6,709         13,472        19,592
    expenses............................                   ------    -------      --------       --------      --------
Loss from operations....................                     (790)    (3,947)       (6,709)       (11,765)      (17,967)
                                                           ------    -------      --------       --------      --------
Interest income, net of interest
                                                           ------    -------    ----------    -----------    ----------
  expense...............................                       37        175           207            362           466
                                                           ------    -------      --------       --------      --------
Net loss................................                   $ (753)   $(3,772)     $ (6,502)      $(11,403)      (17,501)
                                                           ======    =======      ========       ========      ========
Pro forma net loss per                                                                           $  (1.24)     $  (1.84)
 share(1)...............................                                                         ========      ========
Shares used in computing pro
  forma net loss per share(1)...........                                                            9,165         9,528


                                                                                   DECEMBER 31,
                                                           ------------------------------------------------------------
                                                            1992      1993          1994           1995          1996
                                                           ------    -------      --------       --------      --------
                                                                               (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-                          $1,492    $12,410      $  6,449       $ 17,819      $ 17,872
 term investments.......................
Working capital.........................                    1,355     12,155         5,877         16,775        16,411
Total assets............................                    1,901     13,206         7,789         19,878        21,592
Capital lease obligations, noncurrent...                      ---        ---           750            618           871
Deferred compensation...................                      ---        ---           ---            180         1,099
Accumulated deficit.....................                     (753)    (4,525)      (11,060)       (22,444)      (39,935)
Total stockholders' equity..............                    1,722     12,893         6,362         17,537        17,947


----------------------------------
(1) See Note 1 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used to compute pro forma per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business -- Business Risks" elsewhere in this Form 10-K.

OVERVIEW

     Since its inception in April 1992, Aviron has devoted substantially all of its resources to its research and development programs. To date, Aviron has not generated any revenues from the sale of products and does not expect to generate any such revenues for at least several years, if at all. Aviron has incurred cumulative net losses of approximately $40 million as of December 31, 1996, and it expects to incur increasing operating losses for a number of years.

     Aviron has financed its operations through proceeds from a public offering of Common Stock in November 1996, private placements of Preferred Stock, revenue from its collaborative agreements, including reimbursement of certain of Aviron's research and development expenses, equipment lease financing and investment income earned on cash and cash equivalent balances and short-term investments.

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

     In October 1995, the Company signed an agreement with SmithKline Beecham defining a collaboration on the Company's Epstein-Barr virus (EBV) vaccine technology (the SB Agreement). Under the terms of the SB Agreement, the Company granted SmithKline Beecham an exclusive license to produce,use and sell EBV vaccines incorporating the Company's technology for prophylactic and therapeutic uses on a worldwide basis, except in South and North Korea (together, Korea). The Company has retained the right to co-promote a monovalent formulation of the vaccine in certain markets in the United States and to have SmithKline Beecham supply such vaccine. SmithKline Beecham has agreed to fund research and development at the Company related to the EBV vaccine, in specified minimum amounts, during the first two years of the SB Agreement. SmithKline Beecham made an initial upfront payment to the Company in 1995 and agreed to make additional payments upon the achievement of certain product development milestones. The Company is entitled to royalties from SmithKline Beecham based on net sales of the vaccine. No assurance can be given, however, that the Company will receive any additional payments from SmithKline Beecham or that SmithKline Beecham will not terminate its agreement with the Company.

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

     On July 1, 1996, Chiron filed a complaint against the Company alleging misappropriation of trade secrets with respect to certain of Aviron's patent applications related to its EBV program. The Company believes that the allegations in the complaint are without merit and intends to defend itself vigorously against such action. However, the Company expects that the legal costs incurred in defending itself against this action could be substantial. See "Legal Proceedings."

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

RESULTS OF OPERATIONS

Years Ended December 31, 1996 and 1995

Revenues

     Total revenue for the year ended December 31, 1996 was $1.6 million, compared to $1.7 million for the year ended December 31, 1995. Revenues in 1996 resulted primarily from reimbursement for contract research from SmithKline Beecham, and in 1995 from license revenue from SmithKline Beecham.

Operating Expenses

     Research and development expenses increased 47% to $15.0 million in the year ended December 31, 1996 from $10.2 million for the year ended December 31, 1995. Included in research and development expenses for the year ended December 31, 1995 is a one-time charge of $1.6 million relating to Aviron's agreement with the University of Michigan for a license. Without the one-time charge, research and development expenses increased 74% between the year ended December 31, 1996 and 1995. These increases were primarily due to increases in research and development staffing, expenses associated with clinical trials of the Company's cold adapted influenza vaccine and preclinical testing associated with other programs.

     General and administrative expenses increased 41% to $4.6 million in the year ended December 31, 1996 from $3.3 million for the year ended December 31, 1995. These increases were incurred to support the Company's expanded research and development facilities, patent and legal expenses, activities associated with becoming a public company and corporate development activities.

Net Interest Income

     The Company's net interest income increased to $466,000 in the year ended December 31, 1996, from $362,000 in the year ended December 31, 1995. The increase in interest income reflects the effects of the Company's increase in average cash and short term investment balances in 1996.

Years Ended December 31, 1995 and 1994

Revenues

     Total revenue for 1995 was $1.7 million, and no revenue was earned in the year ended December 31, 1994. Revenue in the year ended December 31, 1995 resulted primarily from the Company's license and development agreement with SmithKline Beecham. See "Business--Collaborative Agreements--SmithKline Beecham Biologicals S.A."

Operating Expenses

     Research and development expenses increased 142% to $10.2 million in the year ended December 31, 1995 from $4.2 million in the year ended December 31, 1994. These increases were primarily due to increases in research and development staffing, licensing fees (including the one-time charge relating to Aviron's agreement with the University of Michigan discussed above), and expenses associated primarily with clinical trials of its cold adapted influenza vaccine and preclinical testing associated with the herpes simplex virus program. General and administrative expenses increased 30% to $3.3 million in the year ended December 31, 1995 from $2.5 million in the year ended December 31, 1994. These increases were incurred to support the Company's expanded research and development efforts and facilities, patent and legal expenses, and corporate development activities.

Net Interest Income

     The Company's net interest income increased 75% to $362,000 in the year ended December 31, 1995, from $207,000 in the year ended December 31, 1994. The increase in 1995 reflects the effect of the Company's higher average cash and cash equivalents and short-term investment balances, offset by increased interest expense related to capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     Aviron had cash, cash equivalents and short-term investments at December 31, 1996 of approximately $17.9 million. In order to preserve principal and maintain liquidity, the Company's funds are invested in United States Treasury obligations, highly rated corporate obligations and other short-term investments.

     The Company has financed its operations since inception primarily through private placements of Preferred Stock and an initial public offering of its Common Stock in November 1996. Through December 31, 1996, the Company had raised approximately $59.1 million from such sales net of offering expenses. Cash used in operations was $8.9 million and $16.0 million, for the years 1995 and 1996, respectively. Cash expended for capital additions and to repay lease financing arrangements amounted to approximately $622,000 and $1,179,000 for 1995 and 1996, respectively. Capital expenditures have increased in 1996 primarily as a result of the construction of a pilot manufacturing facility. The Company expects expenditures for research and development, clinical trials and general administrative expenditures to be higher during 1997 as the Company develops its products and expands its clinical trials.

     The Company believes that the proceeds of its initial public offering, and the concurrent sale of shares to Sang-A, together with the interest thereon, revenues from existing collaborations and existing cash, cash equivalents and short-term investments, will enable it to maintain its current and planned operations at least through 1997. The Company's future cash requirements will depend on numerous factors, including continued scientific progress in the research and development of the Company's technology and vaccine programs, the size and complexity of these programs, the ability of the Company to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, and product commercialization activities. The Company is seeking additional collaborative agreements with corporate partners and may seek access to the public or private equity markets. There can be no assurance, however, that any such agreements will be entered into or that they will reduce the Company's funding requirements or that additional funding will be available. The Company expects that additional equity or debt financings will be required to fund its operations. There can be no assurance that such funds will be available on favorable terms, if at all.
If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative agreements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, which would materially adversely affect the Company's business, financial condition and results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's financial statements and notes thereto appear on pages F-2 to F-19 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held on June 5, 1997, under the captions "Election of Directors--Nominees," and "Security Ownership of Certain Beneficial Owners and Management--Compliance with the Reporting Requirement of Section 16(a)," and is hereby incorporated by reference herein. The information relating to executive officers of the Company is contained in Part I, Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held June 5, 1997, under the caption "Executive Compensation," and is hereby incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held June 5, 1997, under the captain "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held June 5, 1997, under the caption "Certain Transactions," and is hereby incorporated by reference herein.

                                    PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)  Index to Financial Statements

          The Financial Statements required by this item are submitted in a separate section beginning on
           page F-1 of this report

                                                                                                PAGE
                                                                                                ----
          Report of Ernst & Young LLP, Independent Auditors...................................   F-2
          Balance Sheets at December 31, 1995 and 1996........................................   F-3
          Statements of Operations for each of the three years in the period ended
           December 31, 1996..................................................................   F-4
          Statement of Stockholders' Equity for each of the three years in the period ended
           December 31, 1996..................................................................   F-5
          Statements of Cash Flows for each of the three years in the period ended
           December 31, 1996..................................................................   F-6
          Notes to Financial Statements.......................................................   F-7

     (2) Index to Financial Statements Schedules

          All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

     (3)  Exhibits

          ITEM   DESCRIPTION
          ----   -----------

           3.1   Bylaws of the Registrant.(2)
           3.2   Restated Certificate of Incorporation of the Registrant.(2)
           4.1   Reference is made to Exhibits 3.1 and 3.2.
           4.2   Specimen Stock Certificate(1).
           4.3 Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New York(1).
           4.4 Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New York(1).
           4.5 Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New York(1).
           4.6 Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New York(1).
           4.7 Warrant for Series C Preferred Stock, issued to Raymond, James & Associates(1).
           4.8 Investors Rights Agreement, dated July 18, 1995, among the Registrant and the investors named therein(1).
         +10.1   License Agreement between the Registrant and ARCH
                 Development Corporation, dated July 1, 1992(1).
         +10.2 Technology Transfer Agreement between the Registrant and The Mount Sinai School of Medicine of the City University of New York, dated February 9, 1993(1).
         +10.3 Materials Transfer and Intellectual Property Agreement between the Registrant and the Regents of the University of Michigan, dated February 24, 1995(1).
          10.4   Stock Transfer Agreement between the Registrant and the
                 Regents of the University of Michigan, dated February 24, 1995(1).

         +10.5 Development and License Agreement between the Registrant and Sang-A Pharm. Co., Ltd., dated May 3, 1995(1).
         +10.6 Cooperative Research and Development Agreement between the Registrant and the National Institutes of Health, dated May 30, 1995(1).
         +10.7 Heads of Agreement between the Registrant and SmithKline Beecham Biologicals S.A., dated October 8, 1995(1).
         +10.8   Manufacturing and Development Agreement between the
                 Registrant and Evans Medical Limited, dated November 7,
                 1995(1).
          10.9   1996 Equity Incentive Plan(1).
          10.10  1996 Non-Employee Directors' Stock Option Plan(1).
          10.11  1996 Employee Stock Purchase Plan(1).
          10.12  Industrial Lease between the Registrant and the Vanni
                 Business Park General Partnership, dated August 29, 1995(1). +10.13 First Amendment to License Agreement between the Registrant and ARCH Development Corporation, dated March 15, 1996(1). +10.14 Biological Materials License Agreement between the
                 Registrant and the National Institutes of Health, dated May 31, 1996(1).
          11.1   Statement regarding Computation of Pro Forma Net Loss Per
                 Share.
          23.1   Consent of Ernst & Young LLP, Independent Auditors.
          24.1   Power of Attorney.  See Signature Page.
          27.1   Financial Data Schedules.


          ---------------------------
          + Confidential treatment has been granted for portions of this exhibit.

          (1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1, File No. 333-05209, filed June 5, 1996, as amended.

          (2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ended September 30, 1996, filed December 20, 1996.

(b)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly organized, on the 25th day of March 1997.

                                    AVIRON



                              By:   /s/ J. Leighton Read, M.D.
                                 -----------------------------
                                    J. Leighton Read, M.D.
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Leighton Read, M.D. and Vera Kallmeyer, M.D., Ph.D., or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

             SIGNATURE                                   TITLE                            DATE
 /S/ J. Leighton Read, M.D.               Chairman and Chief Executive Officer       March 25, 1997
-----------------------------------          (Principal Executive Officer)
J. Leighton Read, M.D.

 /S/ Vera Kallmeyer, M.D., Ph.D.      Chief Financial Officer and Vice President,    March 25, 1997
-----------------------------------              Corporate Development
Vera Kallmeyer, M.D., Ph.D.           (Principal Financial and Accounting Officer)

-----------------------------------                     Director
Reid W. Dennis

 /S/ Paul H. Klingenstein                               Director                     March 25, 1997
-----------------------------------
Paul H. Klingenstein

 /S/ Bernard Roizman, Sc.D.                             Director                     March 25, 1997
-----------------------------------
Bernard Roizman, Sc.D.

 /S/ L. James Strand, M.D.                              Director                     March 25, 1997
-----------------------------------
L. James Strand, M.D.

 /S/ Jane E. Shaw, Ph.D.                                Director                     March 25, 1997
-----------------------------------
Jane E. Shaw, Ph.D.


INDEX TO FINANCIAL STATEMENTS
                                                                     PAGE
                                                                     ----
    Report of Ernst & Young LLP, Independent Auditors..............   F-2
    Balance Sheets at December 31, 1995 and 1996...................   F-3
    Statements of Operations for each of the three years
      in the period ended December 31, 1996........................   F-4
    Statement of Stockholders' Equity for each of the three years
      in the period ended December 31, 1996........................   F-5
    Statements of Cash Flows for each of the three years
      in the period ended December 31, 1996........................   F-6
    Notes to Financial Statements..................................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors
Aviron

     We have audited the accompanying balance sheets of Aviron as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviron at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                    ERNST & YOUNG LLP

Palo Alto, California
February 14, 1997

                                     AVIRON
                                 BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    DECEMBER 31,
                                                                             -----------------------
ASSETS                                                                            1995        1996
                                                                             -----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 11,532    $ 12,166
  Short-term investments                                                           6,287       5,706
  Accounts receivable                                                                  -         500
  Prepaid expenses and other current assets                                          679         813
                                                                                --------    --------
  Total current assets                                                            18,498      19,185
  Property and equipment, net                                                      1,275       2,319
  Deposits and other assets                                                          105          88
                                                                                --------    --------
  TOTAL ASSETS                                                                  $ 19,878    $ 21,592
                                                                                ========    ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                              $    312    $    695
  Accrued compensation                                                               130         138
  Accrued clinical trial costs                                                       545         752
  Accrued offering costs                                                               -         474
  Accrued expenses and other liabilities                                             108         143
  Deferred revenue                                                                   208           -
  Current portion of capital lease obligations                                       420         572
                                                                                --------    --------
TOTAL CURRENT LIABILITIES                                                          1,723       2,774
Capital lease obligations                                                            618         871
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 43,000,000 and 5,000,000
  shares authorized at December 31, 1995 and 1996 respectively, issuable in series; none outstanding at December 31, 1996;
  39,031,971 issued and outstanding at December 31, 1995                          39,844           -
Common Stock, $0.001 par value; 53,000,000 and 30,000,000
  shares authorized at December 31, 1995 and 1996, respectively,
   758,306 and 11,452,033 shares issued and outstanding
  at December 31, 1995 and 1996, respectively                                        317          11
Additional paid-in capital                                                             -      59,127
Notes receivable from stockholders                                                     -        (157)
Deferred compensation                                                               (180)     (1,099)
Accumulated deficit                                                              (22,444)    (39,935)
                                                                                --------    --------
TOTAL STOCKHOLDERS' EQUITY                                                        17,537      17,947
                                                                                --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 19,878    $ 21,592
                                                                                ========    ========

See accompanying notes.

                                     AVIRON
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                        -------------------------------------
                                                             1994         1995         1996
                                                        -------------  -----------  ---------
REVENUES:
   License revenue                                         $      -     $  1,500    $       -
   Contract revenue                                               -          207        1,625
                                                           --------     --------    ---------
TOTAL REVENUES                                                    -        1,707        1,625
OPERATING EXPENSES:
  Research and development                                    4,216       10,220       14,997
  General and administrative                                  2,493        3,252        4,595
                                                           --------     --------    ---------
TOTAL OPERATING EXPENSES                                      6,709       13,472       19,592
                                                           --------     --------    ---------
LOSS FROM OPERATIONS                                         (6,709)     (11,765)     (17,967)
OTHER INCOME/EXPENSE:
  Interest income                                               306          520          658
                                                                (99)        (158)        (192)
  Interest expense
                                                           --------     --------    ---------
TOTAL OTHER INCOME, NET                                         207          362          466
                                                           --------     --------    ---------
NET LOSS                                                    $(6,502)    $(11,403)    $(17,501)
                                                           ========     ========    =========
PRO FORMA NET LOSS PER SHARE                                              $(1.24)      $(1.84)
                                                                        =========   =========
Shares used in computing pro forma net loss per share                      9,165        9,528


See accompanying notes.



                                     AVIRON
                       STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                      PREFERRED STOCK                          COMMON STOCK
                             -------------------------------------------  ----------------------
                                                                                  ADDITIONAL
                                                                                  PAID-IN           NOTES           DEFERRED
                                   SHARES         AMOUNT        SHARES     AMOUNT  CAPITAL        RECEIVABLE      COMPENSATION
                             ---------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993     21,666,667       $ 17,406       685,550       13             -            -               -
--------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                 -              -         9,864        3             -            -               -
Net unrealized loss on                    -              -             -        -             -            -               -
 available-for-sale
 investments
Net loss                                  -              -             -        -             -            -               -
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994     21,666,667         17,406       695,414       16             -            -               -
--------------------------------------------------------------------------------------------------------------------------------
Issuance of Series B              1,323,734          1,588             -        -             -            -               -
 convertible preferred stock
 at $1.20
 per share for certain
  in-process technology
Issuance of Series C             16,041,570         20,850             -        -             -            -               -
 convertible preferred stock
 at $1.35
 per share net of issuance
  costs of $807
Exercise of stock options                 -              -        62,892       31             -            -               -
Deferred compensation                     -              -             -      270             -            -            (270)
 related to the grant of
 certain
 stock options
Amortization of deferred                  -              -             -        -             -            -              90
 compensation
Change in net unrealized                  -              -             -        -             -            -               -
 loss on available-for-sale
 investments
Net loss                                  -              -             -        -             -            -               -
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995     39,031,971       $ 39,844       758,306      317             -            -        $   (180)
--------------------------------------------------------------------------------------------------------------------------------
Issuance of Series C                136,326            184             -        -             -            -               -
 convertible preferred stock
 at $1.35
 per share
Conversion of preferred         (39,168,297)       (40,028)    7,833,633     (309)       40,337            -               -
 stock to common stock in
 conjunction with Initial
  Public Offering
Issuance of common stock in               -              -     2,152,800        2        14,902            -               -
 Initial Public Offering net
 of offering costs of $2,319
Issuance of common stock in               -              -       239,200        -         1,914            -               -
 private placement
Exercise of stock options                 -              -       468,094        1           335         (262)             48
 and warrants, net of
 cancellations
Forgiveness of notes                      -              -             -        -             -          105               -
 receivable from stockholders
Deferred compensation                     -              -             -        -         1,639            -          (1,639)
 related to the grant of
 certain
 stock options
Amortization of deferred                  -              -             -        -             -            -             672
 compensation
Change in net unrealized                  -              -             -        -             -            -               -
 loss on available-for-sale
 investments
Net loss                                  -              -             -        -             -            -               -
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996              -    $        -     11,452,033    $  11       $59,127        ($157)        ($1,099)
================================================================================================================================

                                                   Total
                                   Accumulated   Stockholders'
                                     Deficit       Equity
-----------------------------------------------------------
BALANCE AT DECEMBER 31, 1993         (4,525)        12,894
-----------------------------------------------------------
Exercise of stock options                 -              3
Net unrealized loss on                  (33)           (33)
 available-for-sale
 investments
Net loss                             (6,502)         (6,502)
------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994        (11,060)          6,362
------------------------------------------------------------
Issuance of Series B                      -           1,588
 convertible preferred stock
 at $1.20
 per share for certain
  in-process technology
Issuance of Series C                      -          20,850
 convertible preferred stock
 at $1.35
 per share net of issuance
  costs of $807
Exercise of stock options                 -             31
Deferred compensation                     -              -
 related to the grant of
 certain
 stock options
Amortization of deferred                  -             90
 compensation
Change in net unrealized                 19             19
 loss on available-for-sale
 investments
Net loss                            (11,403)       (11,403)
-----------------------------------------------------------
BALANCE AT DECEMBER 31, 1995       ($22,444)       $17,537
-----------------------------------------------------------
Issuance of Series C                      -            184
 convertible preferred stock
 at $1.35
 per share
Conversion of preferred                   -              -
 stock to common stock in
 conjunction with Initial
  Public Offering
Issuance of common stock in               -         14,904
 Initial Public Offering net
 of offering costs of $2,319
Issuance of common stock in               -          1,914
 private placement
Exercise of stock options                 -            122
 and warrants, net of
 cancellations
Forgiveness of notes                      -            105
 receivable from stockholders
Deferred compensation                     -              -
 related to the grant of
 certain
 stock options
Amortization of deferred                  -            672
 compensation
Change in net unrealized                 10             10
 loss on available-for-sale
 investments
Net loss                            (17,501)       (17,501)
-----------------------------------------------------------
BALANCE AT DECEMBER 31, 1996       ($39,935)       $17,947
===========================================================

See accompanying notes

                                   AVIRON
                          Statements of Cash Flows
                               (in thousands)

                                                                                Year Ended December 31,
                                                                             1994        1995       1996
                                                                         ------------ ---------- ------------
Cash flows from operating activities:
Net loss ..............................................................   $ (6,502)   $(11,403)   $(17,501)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .......................................        416         544         541
  Acquired technology and patent rights ...............................         --       1,588          --
  Amortization of deferred compensation ...............................         --          90         672
  Changes in assets and liabilities:
   Accounts receivable ................................................         --          --        (500)
   Prepaid expenses and other current assets ..........................        (46)       (574)       (134)
   Deposits and other assets ..........................................         (4)        (86)         17
   Accounts payable ...................................................        (39)        211         383
   Accrued expenses and other liabilities .............................         96         514         724
   Deferred revenue ...................................................         --         208        (208)
                                                                          --------    --------    --------
Net cash used in operating activities .................................     (6,079)     (8,908)    (16,006)
                                                                          --------    --------    --------
Cash flows from investing activities:
  Purchases of short-term investments .................................     (9,755)     (9,493)    (10,342)
  Maturities of short-term investments ................................     11,579       8,722      10,933
  Expenditures for property and equipment .............................       (260)       (238)       (651)
                                                                          --------    --------    --------
Net cash provided by (used in) investing activities ...................      1,564      (1,009)        (60)
                                                                          --------    --------    --------
Net cash provided by (used in) financing activities:
  Proceeds from capital lease line of credit ..........................        620          --          --
  Principal payments on capital lease obligation ......................       (212)       (384)       (528)
  Proceeds from issuance of:
   Series C convertible preferred stock ...............................         --      20,850         184
   Common stock .......................................................          3          31      17,044
                                                                          --------    --------    --------
Net cash provided by financing activities .............................        411      20,497      16,700
                                                                          --------    --------    --------
Net increase (decrease) in cash and cash equivalents ..................     (4,104)     10,580         634
Cash and cash equivalents at beginning of year ........................      5,056         952      11,532
                                                                          --------    --------    --------
Cash and cash equivalents at end of year ..............................   $    952    $ 11,532    $ 12,166
                                                                          ========    ========    ========
Supplemental schedule of non-cash financing and investing
activities:
  Issuance of common stock for certain technology and patent rights$ ..         --    $  1,588    $     --
  Equipment acquired under line of credit .............................        648         365         933
  Deferred compensation related to grant of certain stock options, less
  cancellations .......................................................         --         270       1,591
  Common stock issued in exchange for notes receivable, less
  cancellations .......................................................         --          --         262
 Forgiveness of notes receivable ......................................         --          --         105


See accompanying notes

                                     AVIRON
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

    Aviron (the "Company") was incorporated in the State of California on April 15, 1992 and was reincorporated in the State of Delaware in November 1996. The Company was organized to develop and commercialize cost-effective forms of disease prevention and treatment based on live virus vaccines. Prior to October 1995, the Company was considered to be in the development stage.

    The Company anticipates working on a number of long-term development projects which will involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete, and may ultimately be unsuccessful. Therefore, the Company will need to obtain additional funds from outside sources to continue its research and development activities, fund operating expenses, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary. Management believes sufficient capital is available to achieve planned business objectives including supporting preclinical development and clinical testing, through at least 1997. For periods thereafter, the Company intends to raise additional capital through the issuance of equity or debt securities or through additional alliances with corporate partners. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents include $5,181,000 and $4,668,000 in money market funds at December 31, 1995 and 1996, respectively.

SHORT-TERM INVESTMENTS

    The Company's entire short-term investment portfolio is currently classified as available-for-sale and is carried at fair value based on quoted market prices with the unrealized gains and losses included in stockholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses and declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant realized gains or losses on its investments.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the term of the lease.

REVENUE RECOGNITION

    Collaborative research revenue earned is based on research expenses incurred. Amounts received in advance of services to be performed are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period earned.

STOCK COMPENSATION

    The Company accounts for stock options granted to employees using the intrinsic-value method and thus recognizes no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant.

NET LOSS PER SHARE

    Except as noted below, historical net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the period beginning 12 months prior to the initial filing of the proposed public offering at prices substantially below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the assumed public offering price for stock options and warrants and the if-converted method for convertible preferred stock). Net loss per share calculated on this basis is as follows:

                                                                   Years ended December 31
                                                           ---------------------------------------
                                                              1994          1995          1996
                                                           ----------    ----------    ----------
        Net loss per share                                 $    (1.41)   $    (2.48)   $    (3.29)
        Shares used in calculating net loss per share       4,597,207     4,607,021     5,312,826

    The pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares that occurred automatically upon completion of the Company's initial public offering from the original date of issuance.

REVERSE STOCK SPLIT

    In May 1996, the Company filed restated Articles of Incorporation in California to effect a one-for-five reverse stock split of all outstanding shares of common stock, common stock options and warrants. The conversion ratio of all outstanding shares of convertible preferred stock were adjusted such that each preferred share converts into .20 shares of common stock. All common share and per share data in the accompanying financial statements has been adjusted retroactively to give effect to the reverse stock split.

2   LICENSE AGREEMENTS

ARCH DEVELOPMENT CORPORATION

    On July 1, 1992, the Company entered into an exclusive license agreement with ARCH Development Corporation ("ARCH") to acquire the rights to use or sublicense certain technology and make, use or sell certain licensed products. The agreement calls for the Company to make certain payments to ARCH totaling as much as $2.6 million as certain milestones are met. No benchmark payments were made or were due through 1996. If commercialization is achieved, the Company will be required to pay ARCH royalties based on net sales of the licensed products. Further, if the Company were to sublicense the technology, it would be required to pay ARCH royalties on net sales of the sublicensee and, under certain circumstances, up to 50% of the license fee paid by the sublicensee. In conjunction with this license agreement, the Company sold 40,000 shares of common stock to ARCH at $0.005 per share in 1992. Subsequent to this agreement, affiliates of ARCH purchased shares of the Company's Series A, B and C preferred stock, which were automatically converted to 222,799 shares of common stock upon the closing of the Company's initial public offering.

THE MOUNT SINAI SCHOOL OF MEDICINE

    In 1993, the Company entered into a technology transfer agreement with The Mount Sinai School of Medicine of the City University of New York ("Mount Sinai") to acquire certain patent rights and technical information. Pursuant to the agreement, the Company issued to Mount

Sinai 35,000 shares of common stock which resulted in a charge to research and development expense of $8,750, and warrants to purchase, in the aggregate, 225,000 shares of Series A preferred stock. The warrants become exercisable upon the occurrence of specific milestones and expire five years from such date or on the day preceding the sale of the Company. Upon the closing of the Company's initial public offering, warrants previously exercisable for 45,000 shares of Series A preferred stock became exercisable for 9,000 shares of common stock at $4.50 per share. Upon the closing of the initial public offering, warrants covering an additional 148,750 shares of Series A preferred stock became exercisable for 29,750 shares of common stock at $10.00 per share. The remaining warrants were canceled. The Company is also required to reimburse Mount Sinai for costs incurred in connection with the maintenance and protection of certain patents.

UNIVERSITY OF MICHIGAN

    In February 1995, the Company signed a license agreement with the University of Michigan. The license agreement gives the Company a worldwide license to the University of Michigan's inventions and discoveries related to a cold adapted influenza vaccine, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Under the arrangement, the Company paid the University of Michigan and expensed a $100,000 fee and issued shares of Series B preferred stock which converted into 264,746 shares of common stock upon the closing of the Company's initial public offering, resulting in a charge to research and development expense of $1,588,481. Upon commercialization of the vaccine product, the license agreement provides that the Company will pay royalties based on net revenues as well as issuing warrants to purchase 1.25% of the Company's then total outstanding common stock at an exercise price equal to $10.00 per share. The warrant will be exercisable for five years after its issuance date. In conjunction with the license agreement, the Company signed a research agreement with the University of Michigan which obligates the Company to fund approximately $530,000 of specific research projects. As of December 31, 1996, the Company had funded $441,000 for research under this agreement. The Company had also paid the University of Michigan $110,000 for other research services.

NEUROVIR RESEARCH, INC.

    In July 1996, the Company licensed certain of its patent rights covering or relating to the use of HSV-2 for treatment of cancer and for gene therapy, but excluding use of vaccines, to NeuroVir Research Inc., a private Canadian corporation. In exchange, the Company received 458,334 shares of common stock, 3,208,332 shares of preferred stock and a warrant to purchase 1,000,000 shares of common stock. At December 31, 1996, the Company owned 27% of NeuroVir's outstanding capital stock. The Company's investment has a carrying value of zero and Aviron is under no obligation to provide any funding to NeuroVir. As no market exists for NeuroVir's capital stock, it is not practicable to determine the fair value of shares held by the Company.

3   DEVELOPMENT AGREEMENTS

SMITHKLINE BEECHAM BIOLOGICALS S.A.

    In October 1995, the Company signed an agreement with SmithKline Beecham Biologicals S.A. ("SmithKline Beecham") which grants SmithKline Beecham exclusive worldwide (excluding Korea) rights to produce and market any prophylactic and therapeutic Epstein-Barr Virus ("EBV") vaccines under the Company's patents. Under the Agreement, SmithKline Beecham paid the Company a $1,500,000 nonrefundable licensing fee which was recognized as revenue in 1995 and is required to make additional benchmark payments as certain milestones are met. Upon commercialization, SmithKline Beecham will pay the Company a royalty based on net sales (by country). In conjunction with the licensing rights, SmithKline Beecham will fund the Company's development of the EBV vaccine for a minimum of two years based on approved budgeted amounts. For the years ended December 31, 1995 and 1996, the Company recognized $125,000 and $1,625,000 respectively of development revenue pursuant to the agreement. Research costs incurred in 1995 and 1996 under this arrangement approximated development revenue recognized.

SANG-A PHARM. CO., LTD.

    In May 1995, the Company signed a development and licensing agreement with Sang-A Pharm. Co., Ltd. ("Sang-A"), a Korean pharmaceutical company. The agreement covers a wide range of vaccine products and grants Sang-A the exclusive rights and licenses to such products in South and North Korea ("Korea"). Under the terms of the agreement, Sang-A will conduct all clinical development work necessary for approval in Korea at its expense, and is required to make payments based on certain milestones and, upon commercialization of each product, to pay royalties based on net revenues. The agreement also gives Sang-A the first right of refusal to supply a percentage of Aviron's products in selected countries.

    In connection with this agreement, Sang-A purchased shares of Series C preferred stock which converted into 853,096 shares of common stock upon the closing of the Company's initial public offering. In connection with the initial public offering, Sang-A purchased an additional 239,200 shares of common stock.

4   INVESTMENTS

    At December 31, 1995 and 1996, the Company's short-term investments consisted of the following debt securities, all of which had maturities of one year or less (in thousands) and are classified as available for sale:

                                                             Gross         Gross       Estimated
                                                          Unrealized    Unrealized       Fair
                                                 Cost        Gains         Losses        Value
                                                -------   -----------   ------------   ---------
As of December 31, 1995:
  U.S. Treasury securities and obligations      $ 1,025            $2          $ (4)     $ 1,023
    of U.S. government agencies
  U.S. corporate commercial paper                 3,705            --            --        3,705
  U.S. corporate obligations                      1,571            --           (12)       1,559
                                                -------            --          ----      -------
                                                $ 6,301            $2          $(16)     $ 6,287
                                                =======            ==          ====      =======



As of December 31, 1996:
  U.S. Municipal Bonds                          $   999          $ --            --      $   999
  U.S. government agency obligation               1,001            --            --        1,001
  U.S. corporate commercial paper                 8,087            --            (2)       8,085
  U.S. corporate obligations                      2,001             1            --        2,002
  Foreign Government Securities                     933                          (3)         930
                                                -------            --          ----      -------
                                                $13,021            $1          $ (5)     $13,017
                                                =======            ==          ====      =======

Included in the above table as of December 31, 1996 are U.S. corporate obligations, commercial paper and U.S. government agency obligations with a fair value of $7,311,000 which are classified as cash equivalents in the accompanying balance sheet.

5   PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                              December 31,
                                            1995       1996
                                           -------   --------

        Laboratory equipment               $1,512    $ 1,984
        Computer equipment                    323        459
        Office equipment                       90        157
        Leasehold improvements                 62        971
                                           ------    -------
                                           $1,987    $ 3,571

        Less accumulated depreciation
        and amortization                     (712)    (1,252)
                                           ------    -------

                                           $1,275    $ 2,319
                                           ======    =======

6   LEASE ARRANGEMENTS

    In April 1994, the Company entered into a lease line of credit that bears interest based on an average of the three-year and five-year indices of U.S. Treasury bonds (14% at December 31, 1996). Outstanding balances under the line are secured by the related equipment purchased. On September 9, 1996, a $250,000 lease line extension was granted to the Company with terms and conditions similar to the original lease line; the extension will expire March 31, 1997.
At December 31, 1996, $194,000 of the line was available.

    In connection with this financing arrangement, the Company issued warrants to purchase shares of the Company's Series B preferred stock. These warrants were exercised in exchange for 34,513 shares of common stock prior to the initial public offering of the Company's common stock. As of December 31, 1996, all of the warrants had been exercised.

    Included in property and equipment at December 31, 1995 and 1996 are assets with a cost of $1,826,000 and $2,806,000, respectively, and accumulated amortization of $689,000 and $1,106,000, respectively, which have been financed pursuant to the lease line of credit.

    The Company has entered into an operating lease agreement for office and research facilities which expires in 2005 and includes an option allowing the Company to extend the lease for two additional five-year terms. The agreement requires the Company to pay operating costs, including property taxes, utilities, insurance and maintenance. Rent expense for the years ended December 31, 1994, 1995 and 1996 was $168,000, $413,000, and $728,000 respectively.

    At December 31, 1996, the Company's aggregate commitments under such arrangements are as follows (in thousands):


                                            Capital Lease       Operating
                                            Obligations           Lease
                                        ---------------------   ---------
Years ending December 31,
          1997                                        $  735       $  866
          1998                                           536          919
          1999                                           406          924
          2000                                            61          950
          2001                                             -          961
          Thereafter                                       -        3,949

                                                      ------       ------
                                                       1,738       $8,569
                                                                   ------
Less amounts representing interest                      (295)
                                                      ------
                                                       1,443
   Less current portion                                 (572)
                                                      ------
                                                      $  871
                                                      ======

7   STOCKHOLDERS' EQUITY

    COMMON STOCK

    During June and July 1992, 648,000 shares of common stock were issued to the Company's founders, consultants and a licensor of technology at $0.005 per share. These shares are subject to certain transfer restrictions. Certain of these shares, until vested, are subject to repurchase at $0.005 per share (adjusted to reflect any stock splits or stock dividends) on termination of employment. In addition, certain shares of common stock issued to members of management in 1995 and 1996 through exercises of stock options are subject to repurchase by the Company at $0.50-$2.50 per share. The above shares vest over periods specified by the Board of Directors. At December 31, 1995 and December 31, 1996, 101,700 and 186,220 shares remain subject to the Company's right of repurchase, respectively.

PREFERRED STOCK

    Concurrent with the closing of the Company's initial public offering in November 1996, all outstanding shares of preferred stock converted into 7,833,633 shares of common stock of the Company.

    In November 1995, in conjunction with the private placement of Series C preferred stock, the Company issued to the placement agent warrants to purchase 352,536 shares of the Company's Series C preferred stock. These warrants have an exercise price of $1.62 per share and will expire in November 2000. As of the closing of the initial public offering of the Company's common stock, the warrant became exercisable for 70,507 shares of common stock with an exercise price of $8.10 per share. As of December 31, 1996, none of the warrants had been exercised.

WARRANT

    In addition to the warrants to purchase 38,750 shares of common stock issued to Mount Sinai (see Note 2), in December 1996, the Company's Board of Directors approved the issuance of a warrant to purchase 16,666 shares of common stock to the Company's attorneys, at an exercise price of $2.00 per share, in lieu of $100,000 of legal fees, which were included in accrued offering costs at December 31, 1996. The warrant was not issued by the Company until January 1997. The Company has reserved shares of common stock for issuance upon exercise of these warrants.

STOCK OPTIONS

    On September 15, 1992, the board of directors adopted the 1992 Stock Option Plan (the "1992 Plan"). In March 1996, the Company amended and restated the 1992 Plan as the 1996 Equity Incentive Plan (the "1996 Plan"). Total shares of common stock reserved for future issuance under the 1996 Plan were increased to 1,750,000. The 1996 Plan provides for the grant of incentive and nonstatutory stock options to employees and consultants of the Company and became effective in November 1996 upon the closing of the initial public offering.

    In March 1996, the Company adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") under which 200,000 shares of common stock are reserved for issuance pursuant to nonstatutory stock options. The Directors' Plan became effective upon the closing of the initial public offering. At December 31, 1996, the Company granted 13,775 options to directors at $7.00 per share in accordance with the terms of the Plan.

    The Company's Plans have 1,147,977 shares available to grant options to employees and directors at December 31, 1996. All options granted have 10 year terms and vest and become fully exercisable at the end of 50 months of continued employment.

    In addition, the Company has issued non-qualified stock options outside of the 1992 Plan.

    A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                           1994                         1995                           1996
                                --------------------------   ---------------------------   ----------------------------
                                Options     Weighted Ave      Options     Weighted Ave      Options      Weighted Ave
                                           Exercise Price                Exercise Price                 Exercise Price
Outstanding-beginning of        337,917              $0.30    369,287              $0.50     613,038              $0.50
 year
Granted                          71,230              $0.50    309,000              $0.67     640,080              $2.73
Exercised                        (9,864)             $0.25    (62,892)             $0.50    (452,781)             $1.13
Forfeited                       (29,996)             $0.37     (2,357)             $0.50    (188,401)             $2.97
                                -------                       -------                        -------
Outstanding-end of year         369,287              $0.50    613,038              $0.50     611,936              $1.60
                                =======                       =======                        =======
Exercisable at end of year                                    347,893              $0.67     216,030              $0.59
Weighted-average fair
 value of options granted
 during year                                                    $0.29                          $1.38


    During the year ended December 31, 1996, officers of the Company exercised options granted outside the Plan for 168,000 shares by signing promissory notes amounting to $310,000 which bear interest at 5.73% subject to the Company's right of repurchase which lapses over fifty months. In April 1996, due to an executive's termination, the Company repurchased 19,200 unvested common shares by canceling a promissory note amounting to $48,000.

    For certain options granted during 1995 and 1996, the Company recognized as deferred compensation the excess of the deemed value for financial reporting purposes of the common stock issuable upon the exercise of such options over the aggregate exercise price of such options. Total deferred compensation of $1,862,000 (less cancellations) recorded through December 31, 1996 is being amortized over the vesting period of such options on an accelerated basis. A portion of these options vested immediately upon grant. During the year ended December 31, 1996, the Company granted options (including options outside the Plan) with exercise prices of $1.75 to $2.50 and recorded related deferred compensation of approximately $1,591,000.

    In August 1996, as a result of uncertainty about the Company's ability to complete its initial public offering as anticipated, the Board of Directors agreed to cancel all outstanding options which had been granted previously with exercise prices of $2.50 per share, and issue new options to these optionholders with exercise prices of $1.25 per share in exchange for a three month delay in the vesting of such options. As a result of this transaction, the Company recognized an additional $311,000 of deferred compensation for financial reporting purposes. For those employees who had early exercised their options at $2.50 per share in exchange for notes receivable, the Board of Directors agreed to forgive one-half of the notes receivable amount such that the effective exercise price for these options was $1.25 per share, and to reimburse such employees for any tax resulting from such forgiveness.

    The options outstanding at December 31, 1996 have been segregated into three ranges for additional disclosure as follows:

                                               Options Outstanding                           Options Exercisable
                           ------------------------------------------------------------------------------------------------
                                                                                          Options            Weighted-
                                  Options       Weighted-average       Weighted-        Currently             average
                               Outstanding at      Remaining            Average        Exercisable at        Exercise
Range of Exercise Prices       Dec. 31, 1996    Contractual Life    Exercise Price     Dec. 31, 1996          Price
                           ------------------------------------------------------------------------------------------------
$0.25-$1.00                           273,736                 8.5             $0.46           186,448                 $0.43
$1.00-$5.00                           267,475                 9.8              1.25            28,094                  1.25
$5.00-$7.50                            70,725                 9.8              7.35             1,488                  7.50

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk free interest rate of 6.07% for 1995 and 5.94% for 1996; volatility factors of the expected market price of the Company's common stock of
 .7327; no expected dividends; and a weighted-average expected life of the option of 1.5 years from the vested date.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and the employee stock purchase plan.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for net loss per share information):

                                        1995        1996
                                      ---------   ---------
    Pro forma net loss                $(11,418)   $(17,595)

    Pro forma net loss per share      $  (1.25)   $  (1.91)


    Since Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

EMPLOYEE STOCK PURCHASE PLAN

    In March 1996, the Company also adopted the Employee Stock Purchase Plan (the "Purchase Plan"). A total of 250,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the applicable offering period. The Purchase Plan became effective in November 1996 upon the closing of the initial public offering. No shares had been issued under the Purchase Plan at December 31, 1996.

8   INCOME TAXES

    As of December 31, 1996, the Company had a federal net operating loss carryforward of approximately $37,700,000. The net operating loss carryforward will expire at various dates beginning from 2007 through 2011, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "ownership change" provisions of the Internal Revenue Code of 1986.

    Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):

                                                     1995       1996
                                                   --------   ---------
Net operating loss carryforward                    $ 7,100    $ 13,200
Capitalized research and development expenses        1,060       1,100
Research tax (expire 2007-2011) credit                 550       1,100
Other - Net                                            140         500
                                                   -------    --------
Net deferred tax assets                              8,850      15,900
Valuation allowance                                 (8,850)    (15,900)
                                                   -------    --------
                                                   $    --    $     --
                                                   =======    ========

    Because of the Company's lack of earnings history, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,600,000 and $4,450,000 in 1994 and 1995, respectively.

9   RELATED PARTY TRANSACTIONS

    In 1995, the Company made unsecured loans to officers totalling $100,000 which bear interest at 7.75% and are due in April 2000. As of December 31, 1996, the unpaid balance was $80,000.

    An officer of the Company is a shareholder in an investment advisory business which was paid a commission by the Company of approximately $334,000 during 1995 and earned an additional $115,000 commission as of December 31, 1996 both in connection with the Sang-A transaction (see Note 3). The officer received no direct compensation from the transaction.

10  LITIGATION

    On July 1, 1996, Chiron Corporation ("Chiron") filed a complaint against the Company in San Mateo County, California, Superior Court, alleging that certain of Aviron's patent applications relating to its EBV program are based on Chiron proprietary information which was improperly conveyed to Aviron by a former Chiron employee, and that the Company has engaged in unfair competition. The complaint seeks unspecified monetary damages and seeks to impose a constructive trust, for Chiron's benefit, over the affected patent applications, an exclusive assignment by the Company to Chiron of such patent applications and an injunction against the Company from disclosing, using or applying such alleged proprietary information. Aviron believes that the allegations in the Chiron complaint are without merit and intends to vigorously defend itself against such action. Aviron does not utilize the alleged Chiron proprietary information in any of its potential products currently under development. Even if Chiron were to prevail in this action, the Company believes that it is uncertain that a court would grant a constructive trust over the specified patent applications, which include many claims (including certain rights the Company licensed to SmithKline Beecham) not relating to the alleged Chiron proprietary technology. Were a court to grant a constructive trust over such patent applications, it could adversely impact the Company's agreement with SmithKline Beecham. There can be no assurance that Chiron will not ultimately prevail in this action or that it will not obtain the remedies it is seeking. In addition, the Company expects that the legal costs incurred in defending itself against this action could be substantial.

                                 EXHIBIT INDEX


     NO. OF EXHIBIT  DESCRIPTION
     --------------  -----------

          3.1     Bylaws of the Registrant(2).
          3.2     Restated Certificate of Incorporation of the Registrant(2).
          4.1     Reference is made to Exhibits 3.1 and 3.2.
          4.2     Specimen Stock Certificate(1).
          4.3 Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New York(1).
          4.4 Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New York(1).
          4.5 Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New York(1).
          4.6 Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New York(1).
          4.7 Warrant for Series C Preferred Stock, issued to Raymond, James & Associates(1).
          4.8 Investors Rights Agreement, dated July 18, 1995, among the Registrant and the investors named therein(1).
          +10.1 License Agreement between the Registrant and ARCH Development Corporation, dated July 1, 1992(1).
          +10.2 Technology Transfer Agreement between the Registrant and The Mount Sinai School of Medicine of the City University of New York, dated February 9, 1993(1).
          +10.3 Materials Transfer and Intellectual Property Agreement between the Registrant and the Regents of the University of Michigan, dated February 24, 1995(1).
          10.4 Stock Transfer Agreement between the Registrant and the Regents of the University of Michigan, dated February 24, 1995(1).
          +10.5 Development and License Agreement between the Registrant and Sang-A Pharm. Co., Ltd., dated May 3, 1995(1).
          +10.6 Cooperative Research and Development Agreement between the Registrant and the National Institutes of Health, dated May 30, 1995(1).
          +10.7 Heads of Agreement between the Registrant and SmithKline Beecham Biologicals S.A., dated October 8, 1995(1).
          +10.8 Manufacturing and Development Agreement between the Registrant and Evans Medical Limited, dated November 7, 1995(1).
          10.9    1996 Equity Incentive Plan(1).
          10.10   1996 Non-Employee Directors' Stock Option Plan(1).
          10.11   1996 Employee Stock Purchase Plan(1).
          10.12 Industrial Lease between the Registrant and the Vanni Business Park General Partnership, dated August 29, 1995(1).
         +10.13 First Amendment to License Agreement between the Registrant and ARCH Development Corporation, dated March 15, 1996(1).

     NO. OF EXHIBIT  DESCRIPTION
     --------------  -----------

         +10.14 Biological Materials License Agreement between the Registrant and the National Institutes of Health, dated May 31, 1996(1).
          11.1    Statement regarding Computation of Pro Forma Net Loss Per
                  Share.
          23.1    Consent of Ernst & Young LLP, Independent Auditors.
          24.1    Power of Attorney.  See Signature Page.
          27.1    Financial Data Schedules.



+    Confidential treatment has been granted for portions of this exhibit.

(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1, File No. 333-05209, filed June 5, 1996, as amended.

(2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ending September 30, 1996, filed December 20, 1996.