Form 10-Q
period 1997-03-31
AVIRON
filed 1997-05-15
CIK 949173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                         Commission File Number 0-20815

                                     AVIRON
             (Exact name of registrant as specified in its charter)


          Delaware                                      77-0309686
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           297 North Bernardo Avenue, Mountain View, California 94043 (Address of principal executive offices including zip code)


                                 (415) 919-6500
              (Registrant's telephone number, including area code)

            ---------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                     No
                             ---                       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $.01 par value                     13,204,768 shares
-------------------------------------        ----------------------------
             (Class)                         (Outstanding at May 8, 1997)

                                     AVIRON

                                TABLE OF CONTENTS

                                                                                 PAGE NUMBER
                                                                                 -----------
COVER PAGE                                                                            2

TABLE OF CONTENTS


PART I.             FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS AND NOTES (UNAUDITED).

                    Condensed Balance Sheets as of March 31, 1997
                    and December 31, 1996                                              3

                    Condensed Statements of Operations for the three-
                    month periods ended March 31, 1997 and 1996                        4

                    Condensed Statements of Cash Flows for the three-
                    month periods ended March 31, 1997 and 1996                        5

                    Notes to Condensed Financial Statements                            6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.                               8

PART II.            OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS.                                                 12

         ITEM 2.    CHANGES IN SECURITIES.                                             12

         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                                   12

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.               12

         ITEM 5.    OTHER INFORMATION.                                                 12

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                  13

SIGNATURES                                                                             15

EXHIBIT INDEX                                                                          16


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                     AVIRON
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 MARCH 31,  DECEMBER 31,
                                                                                   1997        1996
                                                                                ----------- -----------
                                                                                (Unaudited)   (Note)
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $ 23,854    $ 12,166
  Short-term investments .....................................................      3,874       5,706
  Accounts receivable ........................................................        305         500
  Prepaid expenses and other current assets ..................................        689         813
                                                                                 --------    --------
Total Current Assets .........................................................     28,722      19,185

Property and equipment, net ..................................................      2,217       2,319
Deposits and other assets ....................................................         88          88
                                                                                 --------    --------
TOTAL ASSETS .................................................................   $ 31,027    $ 21,592
                                                                                 ========    ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ...........................................................   $    433    $    695
  Accrued compensation .......................................................        167         138
  Accrued clinical trial costs ...............................................        620         752
  Accrued offering costs .....................................................         24         474
  Accrued expenses and other liabilities .....................................        221         143
  Current portion of capital lease obligations ...............................        552         572
                                                                                 --------    --------
Total Current Liabilities ....................................................      2,017       2,774

Capital lease obligations, noncurrent ........................................        820         871

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000 shares ........................       --          --
    authorized, issuable in series; none outstanding
    at March 31, 1997 and December 31, 1996
  Common stock, $0.001 par value; 30,000,000 shares authorized; 13,195,834 and
    11,452,033 shares issued and outstanding at March 31, 1997 and
    December 31, 1996, respectively ..........................................         13          11
  Additional paid-in capital .................................................     74,180      59,127
  Notes receivable from stockholders .........................................       (155)       (157)
  Deferred compensation ......................................................       (933)     (1,099)
  Accumulated deficit ........................................................    (44,915)    (39,935)
                                                                                 --------    --------
Total Stockholders' Equity ...................................................     28,190      17,947
                                                                                 --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $ 31,027    $ 21,592
                                                                                 ========    ========


Note: The balance sheet at December 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                             See accompanying notes

                                     AVIRON
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               --------------------------------
                                                   1997                 1996
                                               ------------        ------------
REVENUES:
  Contract revenue .....................       $        305        $        188
                                               ------------        ------------
Total revenue ..........................                305                 188
                                               ============        ============
OPERATING EXPENSES:
  Research and development .............              4,291               3,044
  General and administrative ...........              1,160               1,063
                                               ------------        ------------
TOTAL OPERATING EXPENSES ...............              5,451               4,107
                                               ------------        ------------
LOSS FROM OPERATIONS ...................             (5,146)             (3,919)
                                               ------------        ------------

OTHER INCOME/(EXPENSE):
  Interest income ......................                222                 220
  Interest expense .....................                (53)                (37)
                                               ------------        ------------
TOTAL OTHER INCOME, NET ................                169                 183
                                               ------------        ------------

NET LOSS ...............................       $     (4,977)       $     (3,736)
                                               ============        ============

Net loss per share .....................       $      (0.43)               --
                                               ============

Pro forma net loss per share ...........               --          $      (0.41)
                                                                   ============


Shares used in computing net
loss per share .........................         11,565,464                --

Shares used in calculating pro
forma net loss per share ...............               --             9,223,033





                             See accompanying notes

                                     AVIRON
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            ----------------------
                                                                               1997        1996
                                                                            ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss .................................................................   $ (4,977)   $ (3,736)
Adjustment to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ..........................................        154         110
  Amortization of deferred compensation ..................................        166          26
  Changes in assets and liabilities:
     Accounts receivable .................................................        195          --
     Prepaid expenses and other current assets ...........................        124        (194)
     Deposits and other assets ...........................................         --          13
     Accounts payable ....................................................       (172)        391
     Accrued expenses and other liabilities ..............................       (375)        155
     Deferred revenue ....................................................         --         229
                                                                             --------    --------
NET CASH USED IN OPERATING ACTIVITIES ....................................     (4,885)   $ (3,006)
                                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments ....................................     (1,472)     (3,147)
  Maturities of short-term investments ...................................      3,301       4,928
  Expenditures for property and equipment ................................        (33)       (545)
                                                                             --------    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES ................................      1,796       1,236
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligation .........................       (178)       (114)
  Proceeds from issuance of:
    Series C convertible preferred stock .................................         --         184
    Common stock, net ....................................................     14,955         168
                                                                             --------    --------
CASH PROVIDED BY FINANCING ACTIVITIES ....................................     14,777         238
                                                                             --------    --------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS .....................     11,688      (1,532)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................     12,166      11,532
                                                                             --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................   $ 23,854    $ 10,000
                                                                             ========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Equipment acquired under line of credit ................................   $    107    $    106
  Deferred compensation related to grant of certain stock options, less ..         --         736
   cancellations
  Warrant issued in lieu of payment of legal fees ........................        100          --
  Common stock issued in exchange for notes receivable, less cancellations         --         262

                             See accompanying notes

                                     AVIRON
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1996 (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information at March 31, 1997 and for the three months ended March 31, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron (the "Company") considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 1996 is derived from audited financial statements at that date. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.   NET LOSS PER SHARE

Except as noted below, historical net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options, convertible preferred stock and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the 12 months prior to the filing of the Company's initial public offering at prices substantially below the public offering price have been included in the calculation as if they were outstanding for the period ended March 31, 1996 (using the treasury stock method and the assumed public offering price for stock options and warrants and the if-converted method for convertible preferred stock). Net loss per share calculated at this basis was $0.81 per share, and 4,624,953 shares were used in the calculation.

Pro forma per share data for the three months ended March 31, 1996, gives effect to the conversion of the preferred stock (which converted into shares of common stock upon the completion of the initial public offering) as if converted from the original date of issuance.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute loss per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of SFAS 128 is expected to have no impact on reported loss per share as all common equivalent shares are antidilutive.

3.      CHANGES IN SECURITIES

On March 27, 1997, the Company sold and issued to Biotech Target, S.A., a 5% stockholder of the Company, 1,714,286 shares of common stock, for gross proceeds of $15,000,000, in a private placement. No underwriter or placement agent was involved in the transaction.

4.      LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward- looking statements as a result of certain factors, including those set forth in the Company's Annual Report on Form 10-K, File No. 0-20815, filed March 26, 1997.

OVERVIEW

     Since its inception in April 1992, Aviron has devoted substantially all of its resources to its research and development programs. To date, Aviron has not generated any revenues from the sale of products and does not expect to generate any such revenues for at least several years, if at all. Aviron has incurred cumulative net losses of approximately $44.9 million as of March 31, 1997, and it expects to incur increasing operating losses for a number of years.

     Aviron has financed its operations through proceeds from a private offering of common stock in March 1997, a public offering of common stock in November 1996, private placements of preferred stock, revenue from its collaborative agreements, including reimbursement of certain of Aviron's research and development expenses, equipment lease financing and investment income earned on cash balances and short-term investments.

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

     In October 1995, the Company signed an agreement with SmithKline Beecham defining a collaboration on the Company's Epstein-Barr virus (EBV) vaccine technology (the SB Agreement). Under the terms of the SB Agreement, the Company granted SmithKline Beecham an exclusive license to produce, use and sell EBV vaccines incorporating the Company's technology for prophylactic and therapeutic uses on a worldwide basis, except in South and North Korea (together, Korea). The Company has retained the right to co- distribute a monovalent formulation of the vaccine in certain markets in the United States and to have SmithKline Beecham supply such vaccine. SmithKline Beecham has agreed to fund research and development at the Company related to the EBV vaccine, in specified minimum amounts, during the first two years of the SB Agreement. SmithKline Beecham made an initial upfront payment to the Company and agreed to make additional payments upon the achievement of certain product development milestones. The Company is entitled to royalties from SmithKline Beecham based on net sales of the vaccine. No assurance can be given, however, that the Company will receive any additional payments from SmithKline Beecham or that SmithKline Beecham will not terminate its agreement with the Company.

     In May 1995, the Company entered into a Development and License Agreement with Sang-A. The Company granted to Sang-A exclusive clinical development, manufacturing and marketing rights in Korea for specified products developed by Aviron, including vaccines for influenza (cold adapted and recombinant), EBV (marketing rights only), cytomegalovirus (CMV), herpes simplex virus type 2 (HSV-2) and respiratory syncytial virus (RSV). However, the Company is under no obligation to develop any product. Sang-A also agreed to make payments to the Company upon meeting certain regulatory milestones for each product in Korea and to pay a royalty to the Company on net sales of such products in Korea. No assurance can be given, however, that the Company will receive any payments from Sang-A or that Sang-A will not terminate its agreement with the Company.

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

     On July 1, 1996, Chiron filed a complaint against the Company alleging misappropriation of trade secrets with respect to certain of Aviron's patent applications related to its EBV program. The Company believes that the allegations in the complaint are without merit and intends to defend itself vigorously against such action. However, the Company expects that the legal costs incurred in defending itself against this action could be substantial. See
Part II - "Legal Proceedings."

     In April 1997, the Company signed a Contract Manufacturing Agreement with Evans Medical Limited, a subsidiary of Medeva plc ("Evans"). Evans currently supplies the vaccine material used in the Company's ongoing clinical trials. The agreement provides for the manufacture by Evans of Aviron's live cold adapted influenza vaccine through the earlier of December 31, 2000 or two years from Aviron's first commercial sale of the vaccine.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996


     Revenues


     The Company earned $305,000 in revenue for the three months ended March 31, 1997, compared to $188,000 for the three months ended March 31, 1996. The revenue for both years resulted from research support payments due to the Company under its license and development agreement with SmithKline Beecham.

     Operating Expenses


     Research and development expenses increased 41% to $4.3 million in the three months ended March 31, 1997 from $3.0 million for the three months ended March 31, 1996. These increases were primarily due to increases in research and development staffing, expenses associated with clinical trials of the Company's cold adapted influenza vaccine and preclinical testing associated with other programs, and the amortization of deferred compensation in connection with certain stock options granted by the Company.

     General and administrative expenses increased 9% to $1.2 million in the three months ended March 31, 1997 from $1.1 million for the three months ended March 31, 1996. These increases were incurred to support the Company's expanded research and development activities, patent and legal expenses and corporate development activities.

     Net Other Income


     The Company's net other income decreased to $169,000 in the three months ended March 31, 1997, from $183,000 in the three months ended March 31, 1996. The slight decrease in net other income is due to increased interest expense resulting from additional equipment leasing.


LIQUIDITY AND CAPITAL RESOURCES

     Aviron had cash, cash equivalents and short-term investments at March 31, 1997 of approximately $27.7 million. In order to preserve principal and maintain liquidity, the Company's funds are invested in United States Treasury obligations, highly rated corporate obligations and other short-term investments.

     The Company has financed its operations since inception primarily through private placements of preferred stock, an initial public offering of its common stock in November 1996, and a $15 million private sale of common stock in March 1997 to Biotech Target, S.A. See Part II - "Changes in Securities." Through March 31, 1997, the Company had raised approximately $74.2 million from such sales net of offering expenses. Cash used in operations was $4.9 million and $3.0 million for the first three months of 1997 and 1996, respectively. Cash expended for capital additions and to repay lease financing arrangements amounts to approximately $211,000 and $659,000 for the first three months of 1997 and 1996, respectively. Capital expenditures have decreased in 1997, primarily because expenditures for a pilot manufacturing facility were completed in 1996. The Company expects expenditures for research and development, clinical trials and general administrative expenditures to continue to increase during the remainder of 1997 as the Company develops its products and expands its clinical trials.

     The Company anticipates that its existing cash, cash equivalents and short-term investments, the proceeds of its initial public offering and the private placement to Biotech Target, S.A., together with the interest thereon, and revenues from existing collaborations, will enable it to maintain its current and planned operations at least through the first quarter of 1998. The Company's future cash requirements will depend on numerous factors, including continued scientific progress in the research and development of the Company's technology and vaccine programs, the size and complexity of these programs, the ability of the Company to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, and product commercialization activities. The Company is seeking additional collaborative agreements with corporate partners and may seek access to the public or private equity markets. There can be no assurance, however, that any such agreements will be entered into or that they will reduce the Company's funding requirements or that additional funding will be available. The Company expects that additional equity or debt financings will be required to fund its operations. There can be no assurance that such funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative agreements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, which would materially adversely affect the Company's business, financial condition and results of operations.

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

     ITEM 2.  CHANGES IN SECURITIES.

        (c) On March 27, 1997, the Company sold and issued to Biotech Target, S.A., a 5% stockholder of the Company, 1,714,286 shares of the Company's common stock, for a purchase price of $15,000,000, in a private placement. The Company is obligated to register the shares as soon as reasonably practicable after November 5, 1997. No underwriter or placement agent was involved in the transaction. The sale of shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. The common stock Purchase Agreement is attached as Exhibit 4.9 hereto.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

     ITEM 5.  OTHER INFORMATION.

        None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)     EXHIBITS

                  ITEM        DESCRIPTION
                  ----        -----------

                    4.9 Common Stock Purchase Agreement between the Registrant and Biotech Target, S.A. dated as of March 27, 1997.
                   11.1 Statement regarding Computation of Pro Forma Net Loss Per Share.
                   27.1       Financial Data Schedules.
                  -----------


      (b)  REPORTS ON FORM 8-K

                           The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                     AVIRON


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                     AVIRON





Date:  May  14, 1997                  By:   /s/  J. Leighton Read, M.D.
     --------------------                   ------------------------------------
                                            J. Leighton Read, M.D.
                                            Chairman and Chief Executive Officer



Date:  May  14, 1997                  By:   /s/  Vera Kallmeyer, M.D., Ph.D.
     --------------------                   ------------------------------------
                                            Vera Kallmeyer, M.D., Ph.D.
                                            Chief Financial Officer and Vice
                                            President Corporate Development
                                            (Principal Financial and Accounting
                                             Officer)

                                 EXHIBIT INDEX


     NO. OF EXHIBIT       DESCRIPTION
     --------------       -----------

                4.9 Common Stock Purchase Agreement between the Registrant and Biotech Target, S.A. dated as of March 27, 1997.
               11.1 Statement regarding Computation of Pro Forma Net Loss Per Share.
               27.1       Financial Data Schedules.