Form 10-Q
period 1997-06-30
AVIRON
filed 1997-08-13
CIK 949173

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                       Commission File Number 0-20815

                                   AVIRON
           (Exact name of registrant as specified in its charter)


                 Delaware                            77-0309686
                 --------                            ----------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)


         297 North Bernardo Avenue, Mountain View, California 94043 (Address of principal executive offices including zip code)


                               (415) 919-6500
            (Registrant's telephone number, including area code)

      ----------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock $.001 par value                    13,272,106 shares
        ---------------------------              -------------------------------
                  (Class)                        (Outstanding at August 7, 1997)

                                   AVIRON

                              TABLE OF CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------

COVER PAGE                                                                2

TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION

    ITEM 1.     FINANCIAL STATEMENTS AND NOTES (UNAUDITED).

                Condensed Balance Sheets as of June 30, 1997
                and December 31, 1996                                     3

                Condensed Statements of Operations for the
                three and six-month periods ended June 30,
                1997 and 1996                                             4

                Condensed Statements of Cash Flows for the six-
                month periods ended June 30, 1997 and 1996                5

                Notes to Condensed Financial Statements                   6

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.                      8

PART II.        OTHER INFORMATION

    ITEM 1.     LEGAL PROCEEDINGS.                                       13

    ITEM 2.     CHANGES IN SECURITIES.                                   13

    ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.                         13

    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     13

    ITEM 5.     OTHER INFORMATION.                                       14

    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                        14

SIGNATURES                                                               15

EXHIBIT INDEX                                                            16

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                                   AVIRON
                          CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          JUNE 30,    DECEMBER 31,
                                                            1997          1996
                                                        ------------  ------------
                                                         (Unaudited)     (Note)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................    $ 13,305       $ 12,166
  Short-term investments...............................       9,021          5,706
  Accounts receivable..................................         424            500
  Prepaid expenses and other current assets............         807            813
                                                           --------       --------
Total Current Assets...................................      23,557         19,185

Property and equipment, net............................       2,214          2,319
Deposits and other assets..............................         224             88
                                                           --------       --------
TOTAL ASSETS...........................................    $ 25,995       $ 21,592
                                                           ========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.....................................    $  1,115       $    695
  Accrued compensation.................................         173            138
  Accrued clinical trial costs.........................         430            752
  Accrued offering costs...............................          --            474
  Accrued expenses and other liabilities...............          70            143
  Current portion of capital lease obligations.........         527            572
                                                           --------       --------
Total Current Liabilities..............................       2,315          2,774

Capital lease obligations, noncurrent..................         737            871

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized, issuable in series; none outstanding
    at June 30, 1997 and December 31, 1996.............          --             --
  Common stock, $0.001 par value; 30,000,000 shares
    authorized; 13,237,880 and 11,452,033 shares
    issued and outstanding at June 30, 1997 and
    December 31, 1996, respectively....................          13             11
  Additional paid-in capital...........................      74,511         59,127
  Notes receivable from stockholders...................        (135)          (157)
  Deferred compensation................................        (890)        (1,099)
  Accumulated deficit..................................     (50,556)       (39,935)
                                                           --------       --------
Total Stockholders' Equity.............................      22,943         17,947
                                                           --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............    $ 25,995       $ 21,592
                                                           ========       ========

                            See accompanying notes.

Note: The balance sheet at December 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                                    AVIRON
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                        JUNE 30,              JUNE 30,
                                  --------------------  ---------------------
                                    1997       1996        1997       1996
                                  ---------  ---------  ----------  ---------
REVENUES:
  Contract revenue..............   $   109    $   188    $    414    $   375
                                   -------    -------    --------    -------
Total revenue...................       109        188         414        375
                                   =======    =======    ========    =======
OPERATING EXPENSES:
  Research and development......     4,606      3,263       8,897      6,333
  General and administrative....     1,461      1,264       2,621      2,275
                                   -------    -------    --------    -------
TOTAL OPERATING EXPENSES........     6,067      4,527      11,518      8,608
LOSS FROM OPERATIONS............    (5,958)    (4,339)    (11,104)    (8,233)
OTHER INCOME/(EXPENSE):
  Interest income...............       355        178         577        398
  Interest expense..............       (45)       (43)        (98)       (80)
                                   -------    -------    --------    -------
TOTAL OTHER INCOME, NET.........       310        135         479        318
                                   -------    -------    --------    -------
NET LOSS........................   $(5,648)   $(4,204)   $(10,625)   $(7,915)
                                   =======    =======    ========    =======
Net loss per share..............   $ (0.43)              $  (0.86)
                                   =======               ========
Shares used in computing
  net loss per share............    13,203                 12,384
Pro forma net loss per share....              $ (0.45)               $ (0.86)
                                              =======                =======
Shares used in calculating pro
  forma net loss per share......                9,205                  9,205

                            See accompanying notes.

                                    AVIRON
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   ----------------------
                                                                                       1997       1996
                                                                                   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss..........................................................................   $(10,625)   $(7,915)
Adjustment to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...................................................        313        240
  Amortization of deferred compensation...........................................        334        248
  Changes in assets and liabilities:
       Accounts receivable........................................................         76         --
     Prepaid expenses and other current assets....................................          6       (191)
     Deposits and other assets....................................................       (136)        13
     Accounts payable.............................................................        442        (75)
     Accrued expenses and other liabilities.......................................       (734)       250
     Deferred revenue.............................................................         --         42
                                                                                     --------  --------
NET CASH USED IN OPERATING ACTIVITIES.............................................    (10,324)    (7,388)
                                                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.............................................     (9,534)    (5,281)
  Maturities of short-term investments............................................      6,223      7,076
  Expenditures for property and equipment.........................................        (56)      (509)
                                                                                     --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    (3,367)     1,286
                                                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligation..................................       (331)      (264)
  Proceeds from issuance of:
     Series C convertible preferred stock.........................................         --        184
     Common stock, net............................................................     15,161        189
                                                                                     --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............................     14,830        109
                                                                                     --------   --------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS..............................      1,139     (5,993)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................     12,166     11,532
                                                                                     --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 13,305   $  5,539
                                                                                     ========   ========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Forgiveness of note receivable..................................................         22         --
  Equipment acquired under line of credit.........................................        152        758
  Deferred compensation related to grant of certain stock options, less
   cancellations..................................................................        125      1,199
  Warrant issued in lieu of payment of legal fees.................................        100         --
  Common stock issued in exchange for notes receivable, less cancellations........         --        262

                            See accompanying notes.

                                    AVIRON
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information at June 30, 1997 and for the three months and six months ended June 30, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron (the "Company") considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 1996 is derived from audited financial statements at that date. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.  NET LOSS PER SHARE

Except as noted below, historical net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options, convertible preferred stock and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the 12 months prior to the filing of the Company's initial public offering at prices substantially below the public offering price have been included in the calculation as if they were outstanding for the period ended June 30, 1996 (using the treasury stock method and the assumed public offering price for stock options and warrants and the if-converted method for convertible preferred stock). Net loss per share for the six months ended June 30, 1997, calculated at this basis was $1.72 per share, and 4,607,253 shares were used in the calculation.

Pro forma per share data for the three and six months ended June 30, 1996, gives effect to the conversion of the preferred stock (which converted into shares of common stock upon the completion of the initial public offering) as if converted from the original date of issuance.

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

4.      LITIGATION

On July 1, 1996, Chiron Corporation ("Chiron") filed a complaint against the Company in San Mateo County, California, Superior Court, alleging that certain of Aviron's patent applications relating to its EBV program are based on Chiron proprietary information which was improperly conveyed to Aviron by a former Chiron employee, and that the Company has engaged in unfair competition. The complaint seeks unspecified monetary damages and seeks to impose a constructive trust, for Chiron's benefit, over the affected patent applications, an exclusive assignment by the Company to Chiron of such patent applications and an injunction against the Company from disclosing, using or applying such alleged proprietary information. Aviron believes that the allegations in the Chiron complaint are without merit and intends to vigorously defend itself against such action. Aviron does not utilize the alleged Chiron proprietary information in any of its potential products currently under development. Even if Chiron were to prevail in this action, the Company believes that it is uncertain that a court would grant a constructive trust over the specified patent applications, which include many claims (including certain rights the Company licensed to SmithKline Beecham) not relating to the alleged Chiron proprietary technology. Were a court to grant a constructive trust over such patent applications, it could adversely impact the Company's agreement with SmithKline Beecham. There has been no discovery to date in this matter. A trial date has been set in November 1997 in the Superior Court of San Mateo County, California. There can be no assurance that Chiron will not ultimately prevail in this action or that it will not obtain the remedies it is seeking. In addition, the Company expects that the legal costs incurred in defending itself against this action could be substantial.

5.  SUBSEQUENT EVENTS

  On July 25, 1997 the Company filed a Registration Statement on Form S-1 for an underwritten public offering of up to 2,875,000 shares of Common Stock (the "Offering"). The Offering was declared effective by the Securities and Exchange Commission on August 12, 1997. On August 13, 1997, 2,400,000 shares (excluding the underwriters' over-allotment option of 360,000 shares) were offered for sale by the underwriters at a price to the public of $27.00 per share. The Company expects to receive net proceeds from this offering, after payment of selling commissions and offering expenses, of approximately $60.5 million.

  ARCH Development Corporation ("ARCH"), an Illinois not-for-profit corporation associated with the University of Chicago, has asserted an interpretation of the financial terms of its agreement with the Company relating to the license by Aviron of its EBV technology to SmithKline Beecham which would require the Company to pay ARCH one-half of any future or past payments (including sub-license fees and milestone payments) received by Aviron under its agreement with SmithKline Beecham. The Company disputes ARCH's interpretation of the financial terms of the agreement. No assurance can be given, however, that the Company's interpretation will prevail. Failure of the Company to prevail could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the Company's Registration Statement on Form S-1, File No. 333-32043, filed July 25, 1997 in the section entitled "Risk Factors".

OVERVIEW

  Since its inception in April 1992, Aviron has devoted substantially all of its resources to its research and development programs. To date, Aviron has not generated any revenues from the sale of products and does not expect to generate any such revenues for at least several years, if at all. Aviron has incurred cumulative net losses of approximately $50.6 million as of June 30, 1997, and it expects to incur increasing operating losses for a number of years.

  Aviron has financed its operations through proceeds from private placements of Preferred Stock, an initial public offering of Common Stock, a private placement of Common Stock, revenue from its collaborative agreements, including reimbursement of certain of Aviron's research and development expenses, equipment lease financing and investment income earned on cash balances and short-term investments.

  On July 25, 1997 the Company filed a Registration Statement on Form S-1 for an underwritten public offering of up to 2,875,000 shares of Common Stock (the "Offering"). The Offering was declared effective by the Securities and Exchange Commission on August 12, 1997. On August 13, 1997, 2,400,000 shares (excluding the underwriters' over-allotment option of 360,000 shares) were offered for sale by the underwriters at a price to the public of $27.00 per share. The Company expects to receive net proceeds from this offering, after payment of selling commissions and offering expenses, of approximately $60.5 million.

  The Company expects its research and development expenditures to increase substantially over the next several years as the Company expands its research and development efforts and preclinical testing and clinical trials with respect to certain of its programs. In addition, general and administrative expenses are expected to continue to increase as the Company expands its operations and incurs the additional expenses associated with preparing to market the cold adapted influenza vaccine.

  In October 1995, the Company signed an agreement with SmithKline Beecham defining a collaboration on the Company's Epstein-Barr virus (EBV) vaccine technology (the "SB Agreement"). Under the terms of the SB Agreement, the Company granted SmithKline

Beecham an exclusive license to produce, use and sell EBV vaccines incorporating the Company's technology for prophylactic and therapeutic uses on a worldwide basis, except in South and North Korea (together, Korea). The Company has retained the right to co-distribute a monovalent formulation of the vaccine in certain markets in the United States and to have SmithKline Beecham supply such vaccine. SmithKline Beecham has agreed to fund research and development at the Company related to the EBV vaccine, in specified minimum amounts, during the first two years of the SB Agreement. SmithKline Beecham made an initial upfront payment to the Company and agreed to make additional payments upon the achievement of certain product development milestones. The Company is entitled to royalties from SmithKline Beecham based on net sales of the vaccine. No assurance can be given, however, that the Company will receive any additional payments from SmithKline Beecham or that SmithKline Beecham will not terminate its agreement with the Company. The licensor of the technology underlying the SB Agreement has recently notified the Company that it believes it is entitled to one-half of the proceeds from this collaboration.

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

  In January 1997, the Hanbo Group, the conglomerate that owns Sang-A, declared bankruptcy. The Company is unable to predict what, if any, effect the bankruptcy of The Hanbo Group will have on the Company's agreement with Sang-A.

  On July 1, 1996, Chiron filed a complaint against the Company alleging misappropriation of trade secrets with respect to certain of Aviron's patent applications related to its EBV program. The Company believes that the allegations in the complaint are without merit and intends to defend itself vigorously against such action. However, the Company expects that the legal costs incurred in defending itself against this action could be substantial. There has been no discovery to date in this matter. A trial date has been set in November 1997 in the Superior Court of San Mateo County, California. See
Part II - "Legal Proceedings."

  The Company currently is evaluating the costs and benefits of developing internal manufacturing capabilities or continuing to contract with third-party manufacturers. In April 1996, he Company completed construction of a pilot manufacturing facility funded through its existing capital lease line of credit. However, if the Company decides to establish its own commercial manufacturing facility, it would require a significant amount of funds. In April 1997, the Company entered into an agreement with Evans for the commercial manufacture of the Company's live cold adapted influenza vaccine until December 31, 2000.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

  Revenues

  The Company earned $109,000 in revenue for the three months ended June 30, 1997, compared to $188,000 for the three months ended June 30, 1996. The revenue for both years resulted from research support payments due to the Company under its license and development agreement with SmithKline Beecham.

  Operating Expenses

  Research and development expenses increased 41% to $4.6 million in the three months ended June 30, 1997 from $3.3 million for the three months ended June 30, 1996. These increases were primarily due to increases in research and development staffing, expenses associated with clinical trials of the Company's cold adapted influenza vaccine and preclinical testing associated with other programs.

  General and administrative expenses increased 16% to $1.5 million in the three months ended June 30, 1997 from $1.3 million for the three months ended June 30, 1996. These increases were incurred to support the Company's expanded research and development activities, and to fund patent and legal expenses and corporate development activities.

Six Months Ended June 30, 1997 and 1996

  Revenues

  The Company earned $414,000 in revenue for the six months ended June 30, 1997, compared to $375,000 for the six months ended June 30, 1996. The revenue for both periods resulted from research support payments due to the Company under its license and development agreement with SmithKline Beecham.

  Operating Expenses

  Research and development expenses increased 40% to $8.9 million in the six months ended June 30, 1997, from $6.3 million for the six months ended June 30, 1996. These increases were primarily due to increases in research and development staffing, expenses associated with clinical trials of the Company's cold adapted influenza vaccine and preclinical testing associated with other programs.

  General and administrative expenses increased 15% to $2.6 million in the six months ended June 30, 1997, from $2.3 million for the six months ended June 30, 1996. These increases were incurred to support the Company's expanded research and development activities, and to fund patent and legal expenses and corporate development activities.

LIQUIDITY AND CAPITAL RESOURCES

  Aviron had cash, cash equivalents and short-term investments at June 30, 1997 of approximately $22.3 million. In order to preserve principal and maintain liquidity, the Company's funds are invested in United States Treasury obligations, highly rated corporate obligations and other short-term investments.

  The Company has financed its operations since inception primarily through private placements of Preferred Stock, an initial public offering of Common Stock in November 1996 and a $15 million private sale of Common Stock in March 1997. Through June 30, 1997, the Company had raised approximately $71.8 million from such sales net of offering expenses. Cash used in operations was $10.3 million and $7.4 million for the first six months of 1997 and 1996, respectively. Capital expenditures have decreased in 1997, primarily because expenditures for a pilot manufacturing facility were completed in 1996. The Company expects expenditures for research and development, clinical trials and general administrative expenditures to continue to increase during the remainder of 1997 as the Company develops its products and expands its clinical trials.

  The Company anticipates that its existing cash, cash equivalents and short-term investments, the proceeds of its 1997 public offering together with the interest thereon, and revenues from existing collaborations, will enable it to maintain its current and planned operations at least through mid-1999. The Company's future cash requirements will depend on numerous factors, including continued scientific progress in the research and development of the Company's technology and vaccine programs, the size and complexity of these programs, the ability of the Company to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, and product commercialization activities. The Company is seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. There can be no assurance, however, that any such agreements will be entered into or that they will reduce the Company's funding requirements or that additional funding will be available.
The

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

                                    AVIRON

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.

    On July 1, 1996, Chiron Corporation ("Chiron") filed a complaint against the Company in San Mateo County, California, Superior Court, alleging that certain of Aviron's patent applications related to its Epstein Barr Virus program are based on Chiron proprietary information, which was improperly conveyed to Aviron by a former Chiron employee, and that the Company has engaged in unfair competition. The complaint seeks unspecified monetary damages and seeks to impose a constructive trust, for Chiron's benefit, over the affected patent applications, an exclusive assignment by the Company to Chiron of such patent applications and an injunction against the Company from disclosing, using or applying such alleged proprietary information. Aviron believes that the allegations in the complaint are without merit and intends to defend itself vigorously against the complaint. There has been no discovery to date in this matter. A trial date has been set in November 1997 in the Superior Court of San Mateo County, California.

  ITEM 2. CHANGES IN SECURITIES.

    (c) In June 1997, the Company authorized the issuance of 100 shares of Common Stock to each of Bernard Readmond and Tracy M. Readmond, for an aggregate of 200 shares, in exchange for the assignment of a trademark; and the issuance of 400 shares of Common Stock to The Mount Sinai School of Medicine of the City University of New York ("Mount Sinai") in connection with the transfer by Mount Sinai to the Company of certain technology rights. The issuance of these shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. No underwriter or placement agent was included in any of the transactions.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company's Annual Meeting of Stockholders (Annual Meeting) was held of June 5, 1997. At the Annual Meeting, the stockholders of the registrant (i) elected each of the persons listed below to serve as a director of the Registrant until the 2000 Annual Meeting of Stockholders or until his successor is elected; and (ii) ratified the selection of Ernst & Young LLP as the Registrant's Independent Accountants for the fiscal year ending December 31, 1997.

    The Company had 13,196,012 shares of Common Stock outstanding as of April 14, 1997, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 10,008,871 shares of Common Stock were present in person or represented by Proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

    PROPOSAL 1 - ELECTION OF DIRECTORS

    Director
    --------

    J. Leighton Read, M.D.
    Reid W. Dennis

    Votes in Favor     10,005,971
    Votes Against             300
    Abstentions             2,600

    PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS

    Votes in Favor     10,006,971
    Votes Against             800
    Abstentions             1,100

  ITEM 5. OTHER INFORMATION.

    None

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) EXHIBITS

          ITEM   DESCRIPTION
          ----   -----------

          11.1   Statement regarding Computation of Pro Forma Net Loss Per
                 Share.
          27.1   Financial Data Schedule.
          ___________


     (b)  REPORTS ON FORM 8-K

               The Company filed a Current Report on Form 8-K dated April 16, 1997, SEC File No. 0-20815, on July 21, 1997.

                                    AVIRON


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                 AVIRON



Date: August 13, 1997            By:  /s/ J. Leighton Read, M.D.
     ----------------               ----------------------------
                                    J. Leighton Read, M.D.
                                    Chairman and Chief Executive Officer



Date: August 13, 1997            By:  /s/ Vera Kallmeyer, M.D., Ph.D.
     ----------------               ---------------------------------
                                    Vera Kallmeyer, M.D., Ph.D.
                                    Chief Financial Officer and Vice President
                                    Corporate Development
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


     NO. OF EXHIBIT     DESCRIPTION
     --------------     -----------

          11.1          Statement regarding Computation of Pro Forma Net Loss
                        Per Share.
          27.1          Financial Data Schedule.