Form 10-Q
period 1997-09-30
AVIRON
filed 1997-11-14
CIK 949173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 0-20815

                                     AVIRON
             (Exact name of registrant as specified in its charter)


            Delaware                                  77-0309686
(State or other jurisdiction of                  (I.R.S.Employer
 incorporation or organization)                   Identification No.)


          297 North Bernardo Avenue, Mountain View, California 94043 (Address of principal executive offices including zip code)


                                 (650) 919-6500
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X     No
                             ---       ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $.001 par value               16,055,235 shares
   ---------------------------------------  ---------------------------------
                   (Class)                  (Outstanding at November 11, 1997)

                                     AVIRON

                               TABLE OF CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------

COVER PAGE                                                                1

TABLE OF CONTENTS                                                         2

PART I.      FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS AND NOTES (UNAUDITED).

             Condensed Balance Sheets as of September 30, 1997
             and December 31, 1996                                        3

             Condensed Statements of Operations for the three and nine-
             month periods ended September 30, 1997 and 1996              4

             Condensed Statements of Cash Flows for the nine-
             month periods ended September 30, 1997 and 1996              5

             Notes to Condensed Financial Statements                      6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.                         8

PART II.     OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS.                                          11

    ITEM 2.  CHANGES IN SECURITIES.                                      11

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                            11

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        11

    ITEM 5.  OTHER INFORMATION.                                          11

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                           12

SIGNATURES                                                               13

EXHIBIT INDEX                                                            14

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
                                     AVIRON
                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                              1997           1996
                                                       ------------------------------
                                                          (Unaudited)       (Note)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................       $ 50,335       $ 12,166
  Short-term investments...............................         34,899          5,706
  Accounts receivable..................................             29            500
  Prepaid expenses and other current assets............            671            813
                                                              --------       --------
Total Current Assets...................................         85,934         19,185

Property and equipment, net............................          2,684          2,319
Deposits and other assets..............................            509             88
                                                              --------       --------
TOTAL ASSETS...........................................       $ 89,127       $ 21,592
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.....................................       $  2,114       $    695
  Accrued compensation.................................            169            138
  Accrued clinical trial costs.........................            400            752
  Accrued offering costs...............................             64            474
  Accrued expenses and other liabilities...............            322            143
  Current portion of capital lease obligations.........            508            572
                                                              --------       --------
Total Current Liabilities..............................          3,577          2,774

Capital lease obligations, noncurrent..................            624            871

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized, issuable in series; none outstanding
    at September 30, 1997 and December 31, 1996........             --             --
  Common stock, $0.001 par value; 30,000,000 shares
    authorized; 16,052,235 and 11,452,033 shares
    issued and outstanding at September 30, 1997 and
    December 31, 1996, respectively....................             16             11
  Additional paid-in capital...........................        142,443         59,127
  Notes receivable from stockholders...................           (135)          (157)
  Deferred compensation................................           (720)        (1,099)
  Accumulated deficit..................................        (56,678)       (39,935)
                                                              --------       --------
Total Stockholders' Equity.............................         84,926         17,947
                                                              --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............       $ 89,127       $ 21,592
                                                              ========       ========

Note: The balance sheet at December 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                            See accompanying notes.

                                     AVIRON
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,          SEPTEMBER 30,
                                  --------------------  ----------------------
                                    1997       1996        1997        1996
                                  ---------  ---------  ----------  ----------
REVENUES:
  Contract revenue..............   $    32    $   688    $    446    $  1,063
                                   -------    -------    --------    --------
Total revenue...................        32        688         446       1,063
                                   -------    -------    --------    --------
OPERATING EXPENSES:
  Research and development......     5,119      4,372      14,016      10,705
  General and administrative....     1,677      1,190       4,298       3,465
                                   -------    -------    --------    --------
TOTAL OPERATING EXPENSES........     6,796      5,562      18,314      14,170

LOSS FROM OPERATIONS............    (6,764)    (4,874)    (17,868)    (13,107)
OTHER INCOME/(EXPENSE):
  Interest income...............       712        107       1,289         505
  Interest expense..............       (43)       (58)       (141)       (138)
                                   -------    -------    --------    --------
TOTAL OTHER INCOME, NET.........       669         49       1,148         367
                                   -------    -------    --------    --------
NET LOSS........................   $(6,095)   $(4,825)   $(16,720)   $(12,740)
                                   =======    =======    ========    ========
Net loss per share..............    $(0.42)                $(1.28)
                                   =======               ========
Shares used in computing
  net loss per share............    14,480                 13,083
Pro forma net loss per share....               $(0.52)               $  (1.38)
                                              =======                ========
Shares used in calculating pro
  forma net loss per share......                9,222                   9,211



                            See accompanying notes.

                                    AVIRON
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                           Nine Months Ended
                                                                     ------------------------------
                                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                                          1997            1996
                                                                     --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES............................
Net Loss........................................................          $(16,720)       $(12,740)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...............................               477             400
    Amortization of deferred compensation.......................               504             452
    Forgiveness of note receivable..............................                22              --
Changes in assets and liabilities:
    Accounts receivable.........................................               471            (500)
    Prepaid expenses and other current assets...................               142            (541)
    Deposits and other assets...................................              (421)             13
    Accounts payable............................................             1,419             511
    Accrued expenses and other liabilities......................              (452)            498
                                                                     --------------  --------------
Net Cash Used in Operating Activities...........................           (14,558)        (11,907)
Cash Flows From Investing Activities............................
    Purchases of short-term investments.........................           (38,168)         (5,281)
    Maturities of short-term investments........................             8,952          10,049
    Expenditures for property and equipment.....................              (689)           (509)
                                                                     --------------  --------------
Net Cash Provided by (Used In) Investing Activities.............           (29,905)          4,259
                                                                     --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligation..............              (464)           (449)
    Proceeds from issuance of:
           Series C convertible preferred stock.................                --             184
           Common stock, net....................................            83,096             199
                                                                     --------------  --------------
Net Cash Provided by (Used in) Financing Activities.............            82,632             (66)
                                                                     --------------  --------------
Net Increase/(Decrease) in Cash and Cash Equivalents............            38,169          (7,714)
Cash and Cash Equivalents at Beginning of Period................            12,166          11,532
                                                                     --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................          $ 50,335        $  3,818
                                                                     ==============  ==============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
 ACTIVITIES:
    Equipment acquired under lease line of credit...............               153             966
    Deferred compensation related to grant of certain stock
     options, less cancellations................................               125           1,577

    Warrant issued in lieu of payment of legal fees.............               100              --
    Common stock issued in exchange for notes receivable,
     less cancellations.........................................                --             262

                            See accompanying notes.

                                    AVIRON
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron (the "Company") considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 1996 is derived from audited financial statements at that date. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.  NET LOSS PER SHARE

Except as noted below, historical net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options, convertible preferred stock and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the 12 months prior to the filing of the Company's initial public offering at prices substantially below the public offering price have been included in the calculation as if they were outstanding for the period ended September 30, 1996 (using the treasury stock method and the assumed public offering price for stock options and warrants and the if-converted method for convertible preferred stock). Net loss per share for the nine months ended September 30, 1996, calculated at this basis was $2.76 per share, and 4,612,812 shares were used in the calculation.

Pro forma per share data for the three and nine months ended September 30, 1996, gives effect to the conversion of the preferred stock (which converted into shares of common stock upon the completion of the initial public offering) as if converted from the original date of issuance.

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

In August 1997, 2,400,000 shares of Common Stock were sold to the public in an underwritten public offering at $27.00 per share. The Company received net proceeds from this offering, after payment of selling commissions and offering expenses, of approximately $60.5 million. In September 1997, 290,000 additional shares were sold at $27.00 per share, and the Company received additional net proceeds of approximately $7.4 million.

4.  LITIGATION

On July 1, 1996, Chiron Corporation ("Chiron") filed a complaint against the Company in San Mateo County, California, Superior Court, alleging that certain of Aviron's patent applications relating to its EBV program were based on Chiron proprietary information which was improperly conveyed to Aviron by a former Chiron employee, and that the Company had engaged in unfair competition. In September 1997, the Company and Chiron concluded an amicable settlement of the litigation, under which Aviron agreed to pay a nominal amount in exchange for a dismissal of the litigation and a general release by Chiron as to both Aviron and its employee.

5.  OTHER EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the Company's Registration Statement on Form S-1, File No. 333-32043, filed July 25, 1997, in the section entitled "Risk Factors."

OVERVIEW

    Since its inception in April 1992, Aviron has devoted substantially all of its resources to its research and development programs. To date, Aviron has not generated any revenues from the sale of products and does not expect to generate any such revenues for at least several years, if at all. Aviron has incurred cumulative net losses of approximately $56.7 million as of September 30, 1997, and it expects to incur increasing operating losses for a number of years.

    Aviron has financed its operations through proceeds from private placements of Preferred Stock, public offerings and private placements of Common Stock and revenue from its collaborative agreements, equipment lease financing and investment income earned on cash, cash equivalent balances and short-term investments.

    In July 1997 the Company filed a Registration Statement on Form S-1 for an underwritten public offering of up to 2,875,000 shares of Common Stock (the "Offering"). The Offering was declared effective by the Securities and Exchange Commission in August 1997. At the initial closing of the Offering, 2,400,000 shares were sold by the underwriters at $27.00 per share. The Company received net proceeds, after payment of selling commissions and offering expenses, of approximately $60.5 million. In September 1997, 290,000 additional shares were sold by the underwriters at $27.00 per share, and the Company received additional net proceeds of approximately $7.4 million.

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

    In May 1995, the Company entered into a Development and License Agreement with Sang-A Pharm Co., Ltd. ("Sang-A''). The Company granted to Sang-A exclusive clinical development, manufacturing and marketing rights in Korea for specified products developed by Aviron, including vaccines for influenza (cold adapted and recombinant), EBV (marketing rights only), cytomegalovirus, herpes simplex virus type 2 and respiratory syncytial virus. However, the Company is under no obligation to develop any product. Sang-A also agreed to make payments to the Company upon meeting certain regulatory milestones for each product in Korea and to pay a royalty to the Company on net sales of such products in Korea. No assurance can be given, however, that the Company will receive any payments from Sang-A or that Sang-A will not terminate its agreement with the Company.

    In January 1997, the Hanbo Group, the conglomerate that owns Sang-A, declared bankruptcy. The Company is unable to predict what, if any, effect the bankruptcy of The Hanbo Group will have on the Company's agreement with Sang-A.

    On July 1, 1996, Chiron filed a complaint against the Company alleging misappropriation of trade secrets with respect to certain of Aviron's patent applications related to its EBV program. In September 1997, the Company and Chiron concluded an amicable settlement of the litigation, under which Aviron agreed to pay a nominal amount in exchange for a dismissal of the litigation and a general release by Chiron as to both Aviron and its employee.

    The Company currently is evaluating the costs and benefits of developing internal manufacturing capabilities or continuing to contract with third-party manufacturers. In 1996, the Company completed construction of a pilot manufacturing facility funded through its existing capital lease line of credit. However, if the Company decides to establish its own commercial manufacturing facility, it would require a significant amount of funds. In April 1997, the Company entered into an agreement with Evans Medical Limited for the commercial manufacture of the Company's live cold adapted influenza vaccine until December 31, 2000. In October 1997, the Company entered into an arrangement with Packaging Coordinators, Inc. for portions of the manufacturer of the live cold adapted influenza vaccine in the United States until October 2004.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

    Revenues

    The Company earned $32,000 in revenue for the three months ended September 30, 1997, compared to $688,000 for the three months ended September 30, 1996. The revenue for both years resulted from research support payments due to the Company under its license and development agreement with SmithKline Beecham.

    Operating Expenses

    Research and development expenses increased 17% to $5.1 million in the three months ended September 30, 1997 from $4.4 million for the three months ended September 30, 1996. These increases were primarily due to increases in research and development staffing, expenses associated with clinical trials of the Company's cold adapted influenza vaccine and preclinical testing associated with other programs.

    General and administrative expenses increased 41% to $1.7 million in the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996. These increases were incurred to support the Company's expanded research and development activities, and to fund patent and legal expenses and corporate development activities, and are expected to increase in the future in continued support of these activities.

    Interest Income

    Interest income increased 665% to $712,000 in the three months ended September 30, 1997 from $107,000 for the three months ended September 30, 1996. The income resulted primarily from the investment of proceeds from public offerings of Common Stock in 1996 and 1997, and a private placement of Common Stock in 1997.

Nine Months Ended September 30, 1997 and 1996

    Revenues

    The Company earned $446,000 in revenue for the nine months ended September 30, 1997, compared to $1,063,000 for the nine months ended September 30, 1996. The revenue for both periods resulted from research support payments due to the Company under its license and development agreement with SmithKline Beecham.

    Operating Expenses

    Research and development expenses increased 31% to $14.0 million in the nine months ended September 30, 1997, from $10.7 million for the nine months ended September 30, 1996. These increases were primarily due to increases in research and development staffing, expenses associated with clinical trials of the Company's cold adapted influenza vaccine and preclinical testing associated with other programs.

    General and administrative expenses increased 24% to $4.3 million in the nine months ended September 30, 1997, from $3.5 million for the nine months ended September 30, 1996. These increases were incurred to support the Company's expanded research and development activities, and to fund patent and legal expenses and corporate development activities, and are expected to increase in the future in continued support of these activities.

    Interest Income

    Interest income increased 255% to $1,289,000 in the nine months ended September 30, 1997 from $505,000 for the nine months ended September 30, 1996. The income resulted primarily from the investment of proceeds from public offerings of Common Stock in 1996 and 1997, and a private placement of Common Stock in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Aviron had cash, cash equivalents and short-term investments at September 30, 1997 of approximately $85.2 million. In order to preserve principal and maintain liquidity, the Company's funds are invested in United States Treasury obligations, highly rated corporate obligations and other short-term investments.

    The Company has financed its operations since inception primarily through private placements of Preferred Stock, an initial public offering of Common Stock in November 1996, a private sale of Common Stock in March 1997, and a second public offering of Common Stock in August 1997. Through September 30, 1997, the Company had raised approximately $139.6 million from such sales net of offering expenses. Cash used in operations was $14.6 million and $11.9 million for the first nine months of 1997 and 1996, respectively. Net cash used in operating activities increased primarily due to increased research and development expenditures. Capital expenditures, including equipment financed under line of credit, have decreased in 1997, primarily because expenditures for a pilot manufacturing facility were completed in 1996. The Company expects expenditures for research and development, clinical trials and general administrative expenditures to continue to increase during the remainder of 1997 and in 1998 as the Company develops its products and expands its clinical trials.

    The Company anticipates that its existing cash, cash equivalents and short-term investments, the proceeds of its 1997 public offering together with the interest thereon, and revenues from existing collaborations, will enable it to maintain its current and planned operations at least through mid-1999. The Company's future cash requirements will depend on numerous factors, including continued scientific progress in the research and development of the Company's technology and vaccine programs, the size and complexity of these programs, the ability of the Company to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, and product commercialization activities. The Company is seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financings. There can be no assurance, however, that any such agreements will be entered into or that they will reduce the Company's funding requirements or that additional funding will be available. The Company expects that additional equity or debt financings will be required to fund its operations. There can be no assurance that such funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative agreements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, which would materially adversely affect the Company's business, financial condition and results of operations.

                                     AVIRON

PART II.   OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS.

           On July 1, 1996, Chiron Corporation ("Chiron") filed a complaint against the Company in San Mateo County, California, Superior Court, alleging that certain of Aviron's patent applications related to its Epstein Barr Virus program were based on Chiron proprietary information, which were improperly conveyed to Aviron by a former Chiron employee, and that the Company had engaged in unfair competition. In September 1997, the Company and Chiron concluded an amicable settlement of the litigation, under which Aviron agreed to pay a nominal amount in exchange for a dismissal of the litigation and a general release by Chiron as to both Aviron and its employee.

  ITEM 2.  CHANGES IN SECURITIES.

           None.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           None

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

  ITEM 5.  OTHER INFORMATION.

           None

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a) EXHIBITS

           ITEM     DESCRIPTION
           ----     -----------

           11.1     Statement regarding Computation of Pro Forma Net Loss Per
                    Share.

           27.1     Financial Data Schedules.

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

           (b)  REPORTS ON FORM 8-K

           The Company filed a Current Report on Form 8-K dated October 8, 1997, SEC File No. 0-20815, on October 10, 1997, reporting on the adoption of a shareholder rights plan.

                                     AVIRON


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                    AVIRON



Date:  November 13, 1997         By:  /s/ J. Leighton Read, M.D.
     ----------------------         ----------------------------
                                    J. Leighton Read, M.D.
                                    Chairman and Chief Executive Officer



Date:  November 13, 1997         By:  /s/ Vera Kallmeyer, M.D., Ph.D.
     ----------------------         ---------------------------------
                                    Vera Kallmeyer, M.D., Ph.D.
                                    Chief Financial Officer and Vice President
                                    Corporate Development
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


     NO. OF EXHIBIT   DESCRIPTION
     --------------   -----------

          11.1        Statement regarding Computation of Pro Forma Net Loss Per
                      Share.

          27.1        Financial Data Schedule.

*Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.