Form 10-Q/A
period 1997-09-30
AVIRON
filed 1998-03-13
CIK 949173

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                       Commission File Number 0-20815

                                   AVIRON
           (Exact name of registrant as specified in its charter)


          Delaware                              77-0309686
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)


         297 North Bernardo Avenue, Mountain View, California 94043 (Address of principal executive offices including zip code)


                               (650) 919-6500
            (Registrant's telephone number, including area code)


                ---------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ----      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock $.001 par value                  16,092,458 shares
   ----------------------------------     -------------------------------------
               (Class)                      (Outstanding at February 28, 1998)

                                   AVIRON

                              TABLE OF CONTENTS

                                                             PAGE NUMBER
                                                             -----------
COVER PAGE                                                             1

TABLE OF CONTENTS                                                      2

PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities.                                      3

SIGNATURES                                                             4

                                   AVIRON

PART II.  OTHER INFORMATION

     ITEM 2.    CHANGES IN SECURITIES.

     On November 5, 1996, the Securities and Exchange Commission declared the Company's registration statement on Form S-1, File No. 2-05209, effective. The offering commenced on November 5, 1996 and terminated following the sale of all securities registered. Robertson Stephens & Company LLC (now BancAmerica Robertson Stephens), Bear, Stearns & Co. Inc. and Hambrecht & Quist served as the managing underwriters. The Company registered 2,152,800 shares of Common Stock for its own account for an aggregate offering price of $17,222,400 and sold 2,152,800 shares of Common Stock for an aggregate sales price of $17,222,400. In connection with the offering, the Company incurred the following expenses and made the following direct or indirect payments to others: $1,205,568 for underwriting discounts and commissions, $114,816 for finder's fees and $998,199 for other expenses, for a total of $2,318,583 in expenses. Following the deduction of such expenses, the Company received net offering proceeds of $14,903,817. The Company used $228,538 of such proceeds for director and officer insurance. The balance of such proceeds were invested in short-term investments (Smith Barney Cash Management and Capital Advisers Cash Management) and were applied as follows: $689,000 for the purchase and installation of property and equipment, $464,000 principal payments on capital lease obligations (equipment leases), and the balance was used for working capital, including $2,781,000 in aggregate payments to a clinical research organization to conduct clinical trials on the Company's cold adapted influenza vaccine. All proceeds of the offering had been expended as of the quarter ended September 30, 1997.

                                   AVIRON


                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                              AVIRON



Date:  March 10, 1998         By:  /s/ J. Leighton Read, M.D.
                                 -------------------------------------------
                                       J. Leighton Read, M.D.
                                       Chairman and Chief Executive Officer



Date:  March 10, 1998         By:  /s/ Fred Kurland
                                 -------------------------------------------
                                       Fred Kurland
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)