Form 10-K
period 1997-12-31
AVIRON
filed 1998-03-17
CIK 949173

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD
                               --------------- TO
                               --------------- .

                        COMMISSION FILE NUMBER: 0-20815

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of $25.00 on March 13, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $317,294,575.

     On March 13, 1998, there were outstanding 16,094,350 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

     Part III -- Portions of the Registrant's definitive proxy Statement for the Registrant's Annual meeting of Stockholders to be held June 4, 1998, which will be filed with the Securities and Exchange Commission, are incorporated by reference to the extent stated here.
================================================================================

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I.....................................................................     1
  Item 1.      Business....................................................     1
  Item 2.      Properties..................................................    36
  Item 3.      Legal Proceedings...........................................    36
  Item 4.      Submission of Matters to a Vote of Security Holders.........    36

PART II....................................................................    37
  Item 5.      Market for the Registrant's Common Stock and Related Stock
               Matters.....................................................    37
  Item 6.      Selected Financial Data.....................................    38
  Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    38
  Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk........................................................    42
  Item 8.      Financial Statements and Supplementary Data.................    42
  Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................    42

PART III...................................................................    43
  Item 10.     Directors and Executive Officers of the Registrant..........    43
  Item 11.     Executive Compensation......................................    43
  Item 12.     Security Ownership of Certain Beneficial Owners and
               Management..................................................    43
  Item 13.     Certain Relationships and Related Transactions..............    43

PART IV....................................................................    44
  Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.........................................................    44

SIGNATURES.................................................................    46

POWER OF ATTORNEY..........................................................    46

INDEX TO FINANCIAL STATEMENTS..............................................   F-1

                                    PART I.

ITEM 1. BUSINESS

     The following Business section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business Risks" and elsewhere in this Form 10-K.

OVERVIEW

     Aviron is a biopharmaceutical company whose focus is the prevention of disease through innovative vaccine technology. The Company's goal is to become a leader in the discovery, development, manufacture and marketing of vaccines which are sufficiently cost effective to justify their use in immunization programs targeting the general population. Aviron's vaccine programs are based on both classical live virus vaccine attenuation techniques and the Company's proprietary genetic engineering technologies. Live virus vaccines, such as those for smallpox, polio, measles, mumps, rubella and chicken pox, have had a long record of success in preventing, and in some cases eliminating, disease.

     The Company's lead product candidate, a cold adapted influenza vaccine delivered as an intranasal spray, has been tested in over 5,000 infants, children, adults and elderly persons and has been shown to provide a high protection rate against influenza with minimal adverse effects in a pivotal Phase III clinical trial in children. Aviron is developing this live vaccine for widespread annual use in children, healthy adults and high risk adults. The Company has initiated Phase II clinical trials for a live intranasal vaccine for Parainfluenza Virus Type 3 ("PIV-3") to protect against croup. The Company also is developing a subunit vaccine for Epstein-Barr Virus ("EBV") to protect against mononucleosis, in collaboration with SmithKline Beecham Biologicals, S.A. ("SmithKline Beecham"), which entered Phase I clinical trials in Europe in October 1997. Aviron is also using its proprietary Rational Vaccine Design technologies to discover new live virus vaccines. Rational Vaccine Design involves the addition of antigenic information to enhance the virus' stimulation of the immune system, the deletion or modification of virulence proteins, or the alteration of the virus' genetic control signals to slow down its replication. The Company is applying these technologies to develop vaccine candidates for diseases caused by Cytomegalovirus ("CMV"), Herpes Simplex Virus Type 2 ("'HSV-2") and Respiratory Syncytial Virus ("RSV").

     In July 1997, the National Institute of Allergy and Infectious Diseases ("NIAID") of the National Institutes of Health ("NIH") and the Company announced the results of an initial analysis of the first stage of a pivotal Phase III clinical trial of Aviron's live cold adapted intranasal influenza vaccine involving 1,602 children. In this trial, the vaccine demonstrated a 93% protection rate against culture-confirmed influenza in those children receiving two doses of the vaccine, the primary endpoint of the study. Only 1% of the children who received two doses experienced culture-confirmed influenza, compared to 18% of those receiving placebo. These results were statistically significant. The clinical investigators have submitted the findings of this trial for publication in a peer-reviewed medical journal. The Company is conducting the second stage of this Phase III clinical trial in 1,358 children who participated in the first stage of this trial to collect immunogenicity data, as well as additional safety and efficacy data. In 1996, the Company completed a challenge efficacy study of this vaccine in 92 adults which demonstrated an 85% protection rate compared to placebo, against culture-confirmed influenza. These results were also statistically significant. Previously, Aviron conducted Phase I/II clinical trials of this vaccine in approximately 600 children and healthy adults.

BACKGROUND

  Prevention Technology in the Era of Managed Care and Cost Containment

     Market-based changes already underway in the United States health care system are dramatically altering prospects for technologies which can be used to manage disease or lower the cost of health care for patients in managed health plans. Medical cost-containment efforts and the reorganization of United States health care delivery into managed care systems are changing the basis of competition for producers of health care products. Health maintenance organization ("HMO") enrollment was approximately 62 million in the United States in 1996 and is growing rapidly. Decision makers in the United States, such as HMO medical directors, clinical practice committees, and government health authorities, are increasingly evaluating whether preventive technologies are more cost effective than treating disease once it is present. For example, vaccinations are widely used by managed care organizations and in government programs. In determining whether to use vaccine approved by the U.S. Food and Drug Administration ("FDA"), decision makers consider whether it has been recommended by the Advisory Committee on Immunization Practices ("ACIP") and whether it is cost effective.

     Health care cost containment efforts are also evident in many of the developed economies outside the United States. These efforts include physician budgets in Germany and general practice schemes in the United Kingdom, where doctors are given responsibility for the cost of their patients' overall care.

  The Immune System and Vaccines

     Infections occur when a pathogenic microorganism, such as a virus or bacterium, invades body tissues and begins to replicate. The human immune system responds with a battery of resources to contain and eliminate this threat. The process begins when specialized cells recognize that molecules on the surface of invading pathogens are foreign (antigens). Immune responses to contain and eliminate the threat include:

     - Antibodies: Antigens stimulate the immune system to produce specific molecules (antibodies) which bind to and neutralize the virus or bacterium.

     - Cell-mediated response: An effective immune response typically also leads to the multiplication of specific types of white blood cells (a cell-mediated response) which have the ability to inactivate the pathogen or to destroy infected cells, thereby limiting replication of the virus or bacterium.

     - Mucosal immunity: In addition to circulating antibodies and the cell-mediated response, antibodies are produced in the mucous membranes, such as those which line the nose and throat. Mucosal immunity is important in protecting against pathogens which cause disease in the respiratory, gastrointestinal and genitourinary systems, or which enter the body through these portals.

     Vaccines are designed to stimulate a person's immune system through one or more of the above mechanisms to induce memory of specific antigens prior to the invasion of a pathogen. This memory primes the immune system so that it can inactivate the specific pathogen if encountered again. This memory may be achieved through one of several techniques, including introduction of a live attenuated (weakened) virus or bacterium, administration of an antigen fragment (a subunit), or administration of an inactivated (killed) virus or bacterium.

  History of Vaccines

     The first successful vaccine against an infectious disease was created by Edward Jenner who, in 1796, demonstrated that introduction of infected material from a diseased cow could be used to protect humans from the deadly smallpox virus. Smallpox vaccination programs based on this live virus vaccine were gradually adopted by industrialized countries, and a concerted global effort by public health authorities in this century succeeded in eradicating smallpox from the human population in the 1970s.

     Vaccines against two life-threatening bacterial diseases, diphtheria and tetanus, came into use early in this century. These vaccines consist of bacterial toxins which have been chemically inactivated. These are often administered in combination with an inactivated pertussis bacterium vaccine to prevent whooping cough. This combination is known as the "DTP" vaccine. Just prior to World War II, a live attenuated virus vaccine was developed against yellow fever, used primarily in protecting military personnel and those traveling to areas where this disease is endemic. In the years after the war following several widespread polio epidemics, Jonas Salk created the first successful polio vaccine by growing the wild-type virus and inactivating it before injection. Salk's vaccine was introduced into widespread use in the early 1950s, but was supplanted in the United States and many other countries by the orally administered live attenuated polio virus vaccine developed by Albert Sabin and first introduced in 1961. In the 1960s and 1970s, live attenuated virus vaccines against measles, mumps and rubella (German measles) were successfully developed and these vaccines are now recommended by the ACIP to be included in childhood immunization programs.

     After a period of almost two decades during which no new vaccines came into widespread use, genetically-engineered subunit vaccines for hepatitis B were introduced in the mid-1980s and are now part of the ACIP-recommended childhood immunization program. In 1990, a vaccine for bacterial meningitis was also added to this program. Two inactivated vaccines against the hepatitis A virus were approved in the United States in 1995 and 1996. In 1995, the ACIP also recommended that children be vaccinated against chicken pox, a virus belonging to the herpes virus family, using an FDA-approved live virus vaccine.

     Current challenges for vaccine innovation include providing effective protection against the major infectious diseases for which no vaccines are currently available and improving on current vaccines to achieve higher efficacy or greater ease of administration.

  Types of Vaccines

     Live Virus Vaccines

     Live virus vaccines expose the immune system to an attenuated form of the virus which is sufficiently infectious to stimulate a lasting immune response to the wild-type virus. All of the live virus vaccines in use today are strains derived from natural infections of humans. Attenuation of live viruses, including polio, yellow fever, measles, mumps and rubella, and chicken pox vaccines was accomplished by "passaging," or propagating, these viruses repeatedly in non-human cells. As a result of this process, these viruses may acquire mutations that decrease the ability of the virus to cause disease in humans. After an arbitrary number of passages, the mutated strain is tested for attenuation in animal models, if available, or directly in human subjects. Following assessment of safety and immunogenicity (stimulation of an immune response) in a limited number of human subjects, larger-scale trials are used to demonstrate efficacy in preventing naturally acquired infections.

     The principal advantage of live virus vaccines is their ability to mimic the natural disease-causing infection and therefore activate the same protective mechanisms of the human immune system as the disease itself. This process results in a balanced immune response activating all parts of the immune system, including systemic and local antibodies as well as cell-mediated immunity. As a result, live viruses are often considered to be more effective than other types of vaccines in providing immunity to natural variations in the wild-type viruses which cause disease. For example, the live polio vaccine is believed to be more effective in eliminating wild-type polio virus than inactivated polio vaccines. The basis of these advantages is that live vaccines typically present all of the surface and internal antigens associated with the natural pathogen. Live virus vaccines may also be easier to administer through their natural route of infection, intranasally or orally, as in the case of the oral polio vaccine.

     However, an attenuated live vaccine could cause disease resembling natural infection, as might occur in people with an immune system impaired by a congenital disease, HIV infection or drug treatment for cancer or organ transplantation. To date, the live virus vaccines in widespread use rarely have been associated with significant adverse events. For example, the 19 million doses of live attenuated polio vaccine administered annually in the United States are thought to be responsible for only eight to 10 cases of clinical polio per year. To further reduce the number of these cases, the ACIP is recommending that the inactivated polio vaccine may be administered, now that wild-type polio has been virtually eradicated in the United States.

     Live virus strains can change as they replicate in human hosts, and it is possible that a vaccine virus could revert to the wild-type characteristics. This reversion potential is a small but recognized problem for some of the current live vaccines, including polio. Finally, there are two theoretical concerns regarding live attenuated viruses. First, an attenuated vaccine virus may exchange genetic information with wild-type strains after immunization, with the resulting strain being more dangerous than either alone. Second, the DNA of a live virus vaccine could integrate into the genome of the host and cause cancer or other problems in the future.

     Inactivated and Subunit Virus Vaccines

     Inactivated virus vaccines are produced by killing a virus using chemicals. Some vaccines, such as the hepatitis A vaccine, are based on the whole, inactivated virus. Other vaccines are the result of various degrees of purification to concentrate certain surface glycoproteins (subunits) most responsible for producing immunity. A different approach is used to make the current hepatitis B vaccine, the first successful recombinant subunit vaccine. For this vaccine, the tools of molecular biology were applied to clone and express the dominant hepatitis surface glycoprotein in a yeast production system. Inactivated and subunit vaccines offer the advantage of little or no risk of infection from the vaccine itself, assuming the virus has been adequately inactivated. Good manufacturing techniques also minimize the possibility of contamination with other viruses or fragments of DNA which could integrate into the recipient's genes.

     The principal disadvantage of inactivated and subunit vaccines for many viruses has been a lack of success in creating protective immunity. A successful subunit vaccine requires knowledge of which specific antigens are responsible for providing protection. Subunit and inactivated vaccines may produce reasonable levels of circulating antibodies, but are less able to stimulate antibodies in the mucosal sites of viral entry, such as the lining of the respiratory, gastrointestinal or genitourinary tracts. To improve stimulation of the cellular components of the immune system, adjuvants (non-specific immune stimulants) are typically added to inactivated or subunit vaccines. Only alum (an aluminum salt preparation) is approved for use as an adjuvant in the United States. Several new adjuvants are in clinical testing and show promise for boosting the immune response to subunit antigens. The mechanism by which adjuvants work is still poorly understood, so each vaccine-adjuvant combination must be evaluated in a trial and error process in animal models and clinical trials. Finally, certain inactivated vaccines in clinical trials left recipients more vulnerable to disease after vaccination, due to an unbalanced immune response. For example, in trials of experimental inactivated vaccines against RSV and measles, some children were shown to experience more severe, atypical disease when they acquired the natural viral infection following vaccination.

     Emerging Vaccine Technologies

     Several companies and academic scientists have reported that direct injection of DNA encoding viral antigens can be used to stimulate an immune response. Although at an early stage, this approach shows promise. However, it is not clear whether the sustained expression of viral antigens obtainable by this approach is advantageous in eliciting a better immune response. In addition, it is possible that the administered DNA may integrate into the genes of the recipient and cause potential unwanted effects.

     Another new technology for vaccination is based on genetic engineering to modify one virus so that it carries antigens which may stimulate an immune response to protect against other pathogens. For example, pox virus vector strains, related to the virus used successfully to eradicate smallpox, have shown usefulness in protecting dogs and cats against rabies. Other pox virus vectors are being evaluated in experimental models of human malaria and, in a hybrid regimen combining doses of a modified live virus, with a subunit HIV vaccine to protect high risk individuals.

BUSINESS STRATEGY

     Aviron's objective is to become a leader in the discovery, development, manufacture and marketing of vaccines which are sufficiently cost effective to justify their use in immunization programs targeting the general population. The Company's strategy is to:

     Develop Vaccines to Prevent Diseases That Merit Widespread
Immunization. The concept of universal immunization is well established for certain infectious diseases where safe and effective vaccines are already available, including immunization against pathogens such as polio, measles, mumps, rubella and hepatitis B. For each of its potential products, the Company's objective is to produce vaccine strains which are sufficiently safe and cost effective to obtain official recommendations for universal use in childhood vaccine regimens or, in the case of influenza, annual use in the general population.

     Apply Rational Vaccine Design Technologies to a Range of Viral
Targets. Aviron believes that its proprietary genetic engineering technologies may be used to create live attenuated vaccines for a wide range of viral targets, such as respiratory viruses related to influenza and chronic virus infections related to herpes simplex virus, and potentially to the creation of vectors used in gene therapy and the treatment of cancer. One advantage of Rational Vaccine Design technology is that the design of engineered viruses makes them less likely to revert to naturally occurring ("wild-type") characteristics than classically derived vaccines.

     Acquire Promising Products and Technologies. Aviron evaluates opportunities to in-license or otherwise acquire rights to promising products and technologies and intends to add programs which complement the Company's core technologies and capabilities. For example, the Company obtained exclusive rights to the cold adapted influenza vaccine technology from the University of Michigan and the NIH, and to the PIV-3 vaccine from the NIH.

     Select Programs and Market Vaccines Based on Pharmacoeconomic Data. Public health agencies and managed care systems are increasingly concerned with the economic impact of potential new mandates for vaccines. In setting its internal product development priorities, the Company considers the costs of implementing widespread vaccine programs based on its products in relation to potential cost savings to governments and managed health care systems and intends to perform rigorous cost-effectiveness analyses on its products.

     Establish Collaborative Arrangements to Enhance Product Development Efforts. Aviron intends to continue to enter into collaborative arrangements to gain access to specific technologies and skills which may accelerate product development and provide additional financial resources to support its research and development and commercialization efforts, particularly outside of the United States. The Company has entered into collaborative arrangements with SmithKline Beecham for development of an EBV vaccine and with Sang-A for certain rights to the Company's products in Korea.

     Establish Commercialization Capabilities. The Company intends to participate in the marketing and selling of its cold adapted influenza vaccine product in partnership with third parties. Aviron intends to enter into one or more marketing collaborations with established pharmaceutical companies which would enable it to penetrate the segmented vaccine market. No such collaboration has been entered into to date. For marketing and sales outside the United States, the Company intends to establish collaborative relationships with companies having strong capabilities in local markets. Aviron has secured production capacity through 2001 for the cold adapted influenza vaccine. In order to secure future production capacity, Aviron may extend and expand its existing arrangements, collaborate with other third parties, or establish its own manufacturing facilities.

AVIRON'S TECHNOLOGY

     Aviron's vaccine programs are based on both classical live virus vaccine attenuation techniques and the Company's proprietary genetic engineering technologies.

  Cold Adapted Influenza Technology

     The Company is applying its expertise in the molecular biology of influenza to develop a live virus vaccine discovered using classical cold-adaptation techniques. This cold adapted influenza vaccine technology was first developed by Dr. H. F. Maassab at the University of Michigan in 1967. Dr. Maassab created weakened influenza strains by propagating the virus in progressively colder conditions until these strains had lost the ability to grow well at human body temperature. The Company has obtained worldwide exclusive rights to this cold adapted influenza vaccine technology.

     The cold adapted influenza vaccine technology includes the master donor strains for influenza A and B, as well as techniques useful for updating the vaccine each year according to recommendations of the United States Centers for Disease Control and Prevention ("CDC") and the FDA. Updated strains are made by mating the master donor strains with recent strains to obtain viruses with the attenuated properties of the cold adapted master donor strain and the antigenic properties of the current wild-type strain. This process is called reassortment. After cultured cells are infected with two different strains of virus, the eight RNA genes of influenza mix at random in the cells and it is possible to select the two genes for the antigens of the expected epidemic strain and the six remaining genes from the cold adapted master donor strain. The Company has received the technology for updating the cold adapted master strains from the University of Michigan and has extended this approach by the introduction of Aviron's proprietary techniques. One such technique is reverse genetics, which allows the direct introduction of genes from the expected epidemic strain into the cold adapted master donor strains.

  Rational Vaccine Design

     Since the Company's founding, its core vaccine discovery strategy has been to apply genetic engineering techniques to create live attenuated virus vaccine candidates for targets where traditional discovery techniques have been inadequate. The Company believes that this Rational Vaccine Design approach is more flexible and systematic than traditional methods of live vaccine discovery and is a platform that can be applied to many viral targets and, potentially, to the creation of vectors used in gene therapy and the treatment of cancer. Furthermore, Aviron believes that a particular advantage of Rational Vaccine Design is that engineered viruses can be designed so that they are less likely to revert to wild-type characteristics than classically derived vaccines. Three ways of implementing this approach are:

     - Adding antigenic information displayed by the vaccine virus. An example of this strategy is the Company's approach to the creation of a live attenuated CMV vaccine, which begins with a vaccine candidate thought to be over-attenuated and thus insufficiently immunogenic. Aviron discovered genes for certain antigen structures present in wild-type CMV viruses. These genes are being engineered into an over-attenuated vaccine candidate to create a potentially more immunogenic vaccine. The Company has identified several vaccine candidates using this approach. The Company believes this technique of adding antigen structures may enable the Company to create combination vaccines expressing antigens of more than one virus in a single vaccine strain. The Company plans to file an Investigational New Drug application ("IND") for the testing of its vaccine candidates.

     - Deleting or modifying specific viral genes which encode virulence proteins. Virulence proteins are viral components thought to be particularly important in the mechanism of disease, but which are not required for the virus to replicate and stimulate a strong immune response. An example of this strategy is the Company's program to create a live attenuated vaccine against the HSV-2 virus which causes genital herpes. One of the Company's founders, Dr. Bernard Roizman, discovered a particular protein important in the ability of HSV-2 to grow in nerve cells. Since nerve ganglia are the reservoir from which HSV-2 reseeds itself to cause painful skin lesions, deletion of the gene encoding this protein is the basis of the Company's Rational Vaccine Design program for development of a vaccine for this target.

     - Altering the genetic information used by the virus in controlling its replication. An example of this strategy is work by Company scientists to create live attenuated vaccine candidates for RSV, and a second-generation vaccine for influenza in the elderly. Until recently, it was impossible to genetically engineer vaccine strains of influenza because influenza genes are composed of negative strand RNA rather than DNA or positive strand RNA. Dr. Peter Palese, one of the Company's founders, discovered how to create recombinant negative strand RNA viruses using reverse genetics. Company scientists have employed this reverse genetics technology to engineer mutations into a gene used by the influenza virus to make copies of itself. The resulting strains are attenuated in animal models and at least one strain has been identified as a potential candidate for clinical trials.

VACCINE PRODUCTS UNDER DEVELOPMENT

     The following table summarizes Aviron's most advanced potential products under research and development. This table is qualified in its entirety, by reference to the more detailed descriptions appearing elsewhere in this Offering Memorandum.

                                            STATUS OF CLINICAL DEVELOPMENT
                                -------------------------------------------------------       COMMERCIAL
           VACCINE              RESEARCH   PRECLINICAL   PHASE I   PHASE II   PHASE III       RIGHTS(1)
           -------              --------   -----------   -------   --------   ---------       ----------
INFLUENZA                        ------------------------------------------,                    Aviron
  Intranasal cold adapted live
  virus
  - Children                     - Pivotal Phase III clinical trial(2)
                                   -- Stage 1 completed
                                   -- Stage 2 in progress
  - Children with Asthma         - Safety trial in progress
  - Healthy Adults               - Challenge efficacy trial completed(3)
                                 - Safety and effectiveness trial in progress(4)
  - High-Risk Adults             - Safety trial in progress(5)
                                 - Efficacy trial planned(6)
  - Manufacturing                - Manufacturing consistency lot trial completed
     Consistency/Process
                                 - Reverse genetics trial in progress(7)
PARAINFLUENZA VIRUS TYPE 3       -------------------------------,                               Aviron
  Intranasal bovine live virus
  - Infants                      - Phase II clinical trial in progress

EPSTEIN-BARR VIRUS               ----------------------,                                      SmithKline
  Injectable recombinant                                                                       Beecham/
  subunit glycoprotein                                                                        Aviron(8)
  - Adolescents                  - Phase I clinical trial in progress

CYTOMEGALOVIRUS                  -----------,                                                   Aviron
  Injectable genetically
  engineered live virus
  - Adolescents/Children         - IND filing planned

HERPES SIMPLEX VIRUS TYPE 2      -----------,                                                   Aviron
  Injectable genetically
  engineered live virus
  - Adolescents/Children         - Preclinical(9)

RESPIRATORY SYNCYTIAL VIRUS      -----,                                                         Aviron
  Intranasal genetically
  engineered live virus
  - Infants                      - Research(10)

---------------

 (1) Commercial rights for Korea for most listed programs are licensed to Sang-A. See "-- Collaborative Agreements."

 (2) "Pivotal Phase III clinical trial -- Stage 1 completed, Stage 2 in progress" means Aviron has completed a multi-center, double-blind, placebo-controlled clinical trial for safety and efficacy in 1,602 healthy children. Stage 2 has enrolled approximately 85% of the same patients to collect immunogenicity data as well as additional safety and efficacy data.

 (3) "Challenge efficacy trial completed" means Aviron has completed a multi-center, double-blind, placebo-controlled clinical trial for safety, immunogenicity and efficacy in 92 healthy adults.

 (4) "Safety and effectiveness trial in progress" means Aviron is conducting a multi-center, double-blind, placebo-controlled clinical trial to assess safety and effectiveness in 4,561 healthy adults, measured by utilization of health care services, absenteeism, and influenza-like illness. The Company expects to receive limited data on the efficacy of the cold adapted influenza vaccine from this trial given the primary pharmacoeconomic endpoints of the trial.

 (5) "Safety trial in progress" means Aviron is currently conducting a double-blind, placebo-controlled clinical trial to evaluate the safety of its vaccine when co-administered with inactivated vaccine in 200 elderly high risk adults.

 (6) "Efficacy trial planned" means Aviron intends to conduct a clinical trial to evaluate the efficacy of its vaccine when co-administered with inactivated vaccine.

 (7) "Reverse genetics process trial in progress" means Aviron is conducting a multi-center, double-blind clinical trial to evaluate the safety of the reverse genetics process of vaccine manufacture.

 (8) Worldwide rights (except Korea) are licensed to SmithKline Beecham; Aviron retains certain United States co-promotion rights. See "-- Collaborative Agreements."

 (9) "Preclinical" means Aviron is assessing specific vaccine candidates for growth properties in cell culture and for attenuation and immunogenicity in animal models.

(10) "Research" means Aviron is identifying vaccine candidates and approaches to create new candidate strains.

  Influenza

     Every year in mid- to late-winter, influenza spreads across the globe, infecting an average of approximately 10% to 20% of the United States population. In the United States, 35 to 50 million cases of influenza occur annually. Influenza cases are associated with symptoms lasting for at least three to five days, an average of approximately three days of lost work or missed school, and approximately 20,000 deaths each year. Field studies indicate the attack rate ranges from a low of 10% in persons over age 65 to a high of 36% in children aged one to 18. Children are also a major factor in spreading influenza to other population segments, including those at high risk of contracting the disease. At the peak of a typical epidemic, reportedly 9% to 22% of all physician office visits are for flu-like symptoms. Over 90% of influenza-related deaths occur in people over age 65, but children under age five and women in the third trimester of pregnancy are also at higher risk for serious complications. Several times during this century, influenza has appeared as a much more serious pandemic. These major pandemics occur when the influenza virus undergoes "antigenic shift" in which one influenza subtype is replaced by a different strain for which the population has not developed antibodies and, therefore, for which it is extremely susceptible to infection. The recent appearance of an avian influenza strain in Hong Kong represents such a potential threat.

     The variability of certain components of the influenza virus requires that the influenza vaccine be modified annually. The CDC and the World Health Organization ("WHO") maintain a global network which generates data required to select strains for the coming influenza season's vaccine and monitor the occurrence of especially severe epidemics. Based on these data, the FDA and the CDC discuss circulating influenza strains which are candidates for inclusion in the following season's influenza vaccine. A similar process is undertaken in Europe by the WHO and various national authorities. Currently available inactivated influenza vaccines contain three strains of influenza virus (two strains of influenza A and one strain of influenza B) and are therefore called trivalent vaccines. Typically one or sometimes two of the strains in these trivalent vaccines are recommended for updating annually. Current vaccines have been variously reported to be 60% to 90% effective in preventing illness, pneumonia, hospitalization and death due to complications from influenza.

     The ACIP has identified the principal target groups for the current influenza vaccine as those at increased risk for influenza-related complications, including persons age 65 or older, residents of chronic-care facilities, adults and children with chronic disorders of the pulmonary or cardiovascular system, adults and children who have required regular medical follow-up or hospitalization during the preceding year because of chronic metabolic diseases or immunosuppression, children and teenagers receiving long-term aspirin therapy and therefore at risk of developing Reye's syndrome, and pregnant women. The next level of priority for vaccination identified by the ACIP includes certain groups, such as health care personnel and household members (including children), that may transmit influenza to high-risk persons. Furthermore, the ACIP recommends that physicians administer influenza vaccine to any person who wishes to reduce the chance of becoming ill with influenza.

     The FDA estimates that over approximately 80 million influenza vaccine doses were manufactured for use in the United States in 1997. According to the CDC, 58% of the 34 million Americans over age 65 received the annual influenza vaccine during the 1995 calendar year, up from less than approximately 25% a few years earlier. The United States Department of Health and Human Services has set a goal for administrating the influenza vaccine to at least 60% of Americans over age 65, by the year 2000. The Company believes that a lower percentage of high-risk individuals under age 65 were vaccinated in 1994, and that the majority of influenza doses used in the United States are being administered to healthy adults under age 65, many of whom participate in voluntary work place immunization programs. Experts suggest that very few of the 70 million children in the United States under age 18 receive the annual influenza vaccine.

     In addition to the currently available vaccines, two oral drugs are currently approved for use in the prevention and treatment of influenza A: amantadine, which has been on the market for many years, and rimantidine, a closely related compound which produces fewer side effects. Both agents have been shown to be effective in reducing the severity of influenza A disease and the number of days of disability, but are not effective against influenza B. Both are also recommended for daily use during the influenza season by certain high-risk persons for whom the influenza vaccine is contraindicated. However, there is a concern that widespread prophylactic use could lead to emergence of drug-resistant strains.

     Aviron's Cold Adapted Influenza Vaccine. The Company's most advanced program is based on the live cold adapted influenza vaccine technology discovered by Dr. H. F. Maassab, licensed from the University of Michigan and subject to a Cooperative Research and Development Agreement ("CRADA") with the NIH. The cold adapted influenza vaccine is currently undergoing extensive clinical trials by Aviron, many of which are coordinated with NIH-sponsored investigators. Prior to Company-initiated trials, at least 90 clinical trials of the cold adapted influenza vaccine technology were performed since 1977, involving more than 15,000 volunteers, of whom over 7,000 received the cold adapted influenza vaccine. See "-- Influenza Clinical Trials."

     The Company is developing its cold adapted influenza vaccine for widespread annual use in children and adults and for co-administration with the inactivated vaccine for improved protection in high risk adults, including the elderly. The quality of the immune response induced by cold adapted influenza vaccine differs from that induced by inactivated influenza vaccines. The cold adapted influenza vaccine elicits an immune response to multiple viral proteins mimicking the natural immunobiology of influenza, whereas the response to the classical inactivated vaccine is directed primarily to two components of the virus. Because Aviron's cold adapted influenza vaccine is delivered as a nasal spray, rather than an injection, the Company believes it would provide a more attractive way to immunize children on an annual basis. Children are an important target because, while the elderly experience the greatest mortality from the annual influenza epidemic, much of the illness occurs in young children. Children are also thought to be important in the spread of influenza in the population. Aviron expects that initially the cold adapted intranasal influenza vaccine will be delivered in physicians' offices and other locations where the current injectable influenza vaccine is given. The Company believes that the nasal spray delivery of this vaccine will enable it to be administered by adults without special medical training, so that it will be practical to consider delivery in pharmacies, schools, day care centers and in the workplace. However, before delivery methods are established in these settings, the Company will be required to demonstrate stability of the vaccine in such settings. There can be no assurance that the Company will be able to do so or that regulatory authorities will approve such delivery methods.

     Aviron is also targeting healthy adults, many of whom are being offered influenza prophylaxis by their employer and who may prefer Aviron's intranasal administration to injection. The Company believes that many adults who regularly receive the inactivated influenza vaccine will select the intranasal vaccine if given the choice, and that people who have avoided "flu shots" in the past may receive a vaccination if the intranasal alternative is available. The Company believes that immunization programs based on its intranasal cold adapted influenza vaccine may also decrease the nurse's time per vaccination compared to the current influenza injection and therefore allow improved flexibility and efficiency in the operation of workplace programs. In addition, the Company is developing its vaccine for co-administration by nasal spray with the inactivated influenza vaccine injection for high risk adults, including the elderly. While efficacy in the elderly has not been conclusively demonstrated, nursing home studies suggest that simultaneous administration of the intranasal cold adapted influenza vaccine with an injection of the inactivated vaccine offers added protection compared to administration of the inactivated vaccine alone. Aviron intends to seek recommendations from the ACIP and the American Association of Pediatrics ("AAP") and other medical advisory bodies for use of the cold adapted influenza vaccine in the appropriate population.

     Aviron's Next-Generation Genetically Engineered Influenza Vaccine. The Company is using its proprietary Rational Vaccine Design technology to engineer future generations of influenza vaccines which are designed to meet the needs of various age groups in the population. The Company's next priority is to develop strains which offer improved protection in the elderly compared to the currently available inactivated vaccines. Since most elderly persons have had experience with several influenza infections in their lifetime, pre-existing antibodies may prevent the cold adapted influenza virus from multiplying sufficiently to be used as an alternative to the currently available vaccines in the elderly. To address this, Aviron scientists have created new strains of influenza vaccine candidates which have been evaluated and shown to be attenuated in ferrets, an animal model for influenza. Vaccinated animals were protected from subsequent challenge with a virulent strain of influenza. Some of the Company's genetically engineered strains have been found to better replicate in the upper respiratory tract of these animals than the cold adapted influenza vaccine, while retaining the property of restricted growth in the lower respiratory tract. Work with the cold adapted influenza vaccine has shown that these features are associated with desirable characteristics of attenuation in humans. However, animal model results are not necessarily predictive of results in humans. The Company believes that these strains may be more immunogenic than the cold adapted vaccine and, therefore, more suitable for use as a single-dose vaccine for the elderly. No assurance can be given that the Company will be able to commence or successfully complete clinical trials on a timely basis, if at all.

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

     Both serum and nasal antibodies directed to PIV-3 surface proteins play a role in protection against PIV-3 disease. It is thought that protection of the lower respiratory tract from PIV-3 replication and disease requires high serum antibody levels, whereas resistance to infection and protection against disease in the upper respiratory tract requires mucosal antibodies in the nose. There is currently no available vaccine to protect against PIV-3 infection, and no drug for treatment of PIV-3 disease.

     Aviron's Live Parainfluenza Virus Type 3 Vaccine. The Company's live intranasal vaccine program for PIV-3 utilizes bovine PIV-3 ("bPIV-3") vaccine technology licensed from the NIH. Use of bPIV-3 as a vaccine to protect humans against human PIV-3 strains is based on the successful strategy first used by Jenner for smallpox vaccination, in which an animal virus is used to protect humans from the analogous human virus. It is thought that the attenuation of bPIV-3 seen in primates is due to mutations sustained throughout its genome during its long evolutionary adaptation to the bovine host.

     Prior to the Company's in-licensing of the bPIV-3 vaccine, it had been tested in Phase I clinical trials in almost 100 adults, children and infants. In all age groups, the bPIV-3 vaccine appeared satisfactorily attenuated, safe and genetically stable. Eighty-five percent of seronegative infants and children (six to 60 months of age) were infected by the tested dose, and 61% of bPIV-3 recipients developed a rise in antibody to the human PIV-3 virus. The vaccine strain infected 92% of infants younger than six months of age, even in the presence of maternal PIV-3 antibodies. Infection with the bPIV-3 vaccine stimulated an immune response to human PIV-3 in 42% of these young infants. In October 1997, the Company initiated a Phase II clinical trial of bPIV-3 using the existing bPIV-3 vaccine supply produced and tested for the NIAID. There can be no assurance that this trial will be completed successfully, that future clinical trials will be commenced or completed successfully or that the Company will develop successfully and receive FDA approval of its bPIV-3 vaccine.

  Epstein-Barr Virus

     Epstein-Barr virus, a herpes virus that causes infectious mononucleosis, infects most people at some point in their lifetime. Infection at a young age may cause mild symptoms, but the debilitating syndrome of infectious mononucleosis is most common when infection first occurs in adolescence or young adulthood via exchange of saliva. Sore throat and swollen neck glands are followed by a period of fatigue and lethargy which can last for weeks or even months. Approximately 10% of high school and college students become infected with EBV each year in the United States, of which half or more may develop infectious mononucleosis. The disease usually runs its course without significant medical intervention; however, the long duration of infectious mononucleosis can be a serious problem for high school and college students and workers.

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

     The Company is developing a subunit vaccine for EBV based on the single surface antigen responsible for most of the neutralizing antibodies stimulated by EBV infection. Quantities of this antigen have been expressed, purified and evaluated in a rabbit model, where preliminary results indicate that the antigen is immunogenic when combined with an adjuvant. In 1995, the Company entered into a worldwide collaboration with SmithKline Beecham, excluding Korea, whereby SmithKline Beecham will fund the development of Aviron's EBV vaccine in exchange for certain marketing rights. SmithKline Beecham began a Phase I clinical trial in Europe of the subunit vaccine in October 1997 to evaluate safety and immunogenicity. There can be no assurance that this trial will be completed successfully, that the trial will not need to be repeated in the United States or that FDA approval will be obtained for any future clinical trial or vaccine candidate. See "-- Collaborative Agreements."

  Cytomegalovirus

     Most people become infected with CMV, another member of the herpes virus family, at some time in their life, and in the United States 40% to 60% of infections occur in childhood. These infections are typically asymptomatic or result in mild illness with sore throat, headache, fatigue and swollen glands. CMV also can cause an infectious mononucleosis syndrome clinically indistinguishable from that associated with EBV infection. More serious CMV disease is also often associated with a weakened immune system, as is often found in AIDS, cancer and transplant patients, which may be due to reactivation of CMV acquired early in life or a primary infection. In addition, if a woman is first exposed to this virus early in pregnancy, the resulting infection can cause serious fetal abnormalities. Approximately 40,000 infants in the United States are infected each year, resulting in varying levels of brain damage or deafness in over 10% of these infants. Congenital CMV syndrome results in significant expenditures for neonatal intensive care and potentially lifelong custodial care.

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

     A live attenuated CMV vaccine candidate, known as the Towne strain, has been tested by third parties in several hundred people. This strain was reported to be well tolerated, but did not provide sufficient protection in mothers of children in day care who were at risk for congenital CMV, or in transplant recipients at risk of acquiring CMV from the donor organs. Aviron scientists have discovered differences between the genome of the Towne strain and that of wild-type CMV. Based on this knowledge, the Company has used its Rational Vaccine Design approach to create new recombinant CMV vaccine candidates in an attempt to strike the appropriate balance between attenuation and protection. Some of these vaccine candidates have been made and tested by Aviron in a specialized animal model. The Company has selected several vaccine candidates for testing in clinical trials for the prevention of CMV disease. However, no assurance can be given that clinical trials will be commenced or, if commenced, will be successful, or that the Company will develop successfully and receive FDA approval of its CMV vaccine candidate. The Company plans to file an IND for its CMV vaccine candidates once identified.

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

     The most widely used drug therapy for HSV-2 disease is acyclovir, which has been shown to reduce the severity and duration of herpetic lesions, although most patients treated still experience symptoms for several days. When taken several times a day as a prophylaxis for HSV-2, acyclovir also has been shown to reduce the frequency of recurrences. Several additional therapeutics are available or are in the late stages of clinical trials, and several prophylactic vaccines are in clinical trials; however, no vaccine currently is available to prevent genital herpes. One company recently reported a lack of efficacy in Phase III clinical trials of a subunit vaccine. A second company is conducting a Phase III clinical trial of a different subunit vaccine, and a third company has announced initiation of clinical trials of a disabled virus which can undergo only a single cycle of replication after injection.

     Aviron has used its Rational Vaccine Design approach to create injectable live attenuated vaccine candidates intended to prevent HSV-2 disease in uninfected children and young adults. Two of the Company's founders, Dr. Bernard Roizman and Dr. Richard Whitley, in collaboration with Pasteur Merieux Serums et Vaccins, developed a prototype live herpes vaccine based on an oral herpes virus (HSV-1) backbone. After extensive preclinical testing, the virus was tested in humans; however, the immune response following vaccination was deemed insufficient. This insufficiency was attributed to the use of the HSV-1 backbone from which too many important genes had been deleted, thus rendering the virus over-attenuated. Aviron has licensed this technology, along with patents covering strategies for more specific deletions, from ARCH Development Corporation. Aviron has used this technology to create proprietary live vaccine candidates using an HSV-2 backbone, which it has evaluated in preclinical models. Several candidates have shown attenuation in various rodent models, as well as efficacy in protecting guinea pigs and primates from challenge with a lethal dose of wild-type HSV-2. The Company is developing additional vaccine candidates and intends to use the results of further animal studies to select one or more candidates for evaluation in clinical trials. There can be no assurance, however, that the Company will commence or successfully complete clinical trials on a timely basis, if at all.

     In July 1996, Aviron licensed certain of its patent rights covering or related to the use of HSV-2 for treatment of cancer and for gene therapy, but excluding use for vaccines, to NeuroVir Research, Inc., a private Canadian corporation ("NeuroVir"). In exchange, Aviron received shares of capital stock and warrants to purchase shares of capital stock, representing a minority interest in the outstanding equity securities of

NeuroVir on a fully-diluted basis. Aviron is under no obligation to fund development of this technology by NeuroVir.

  Respiratory Syncytial Virus

     RSV is the major cause of lower respiratory tract illness in the very young, responsible for over 90,000 hospitalizations and more than 4,000 deaths a year in the United States. Infection is manifested as cough and fever and, in some cases, pneumonia. While RSV infection can occur at any time of year, epidemics generally occur in the winter. Most cases are in children under age four, with the peak of severe illness under six months of age, particularly in infants with pre-existing heart and lung disease. The only prevention for RSV currently available is passive administration of antibodies, although one company is testing a cold adapted live attenuated RSV vaccine in infants. Available drug therapy is reserved for the most serious cases as it has significant side effects. Aviron is developing a genetically engineered live attenuated virus vaccine for RSV using its proprietary reverse genetics technology. Aviron's objective is to use this technology to create a number of live virus vaccine candidates which can be tested in animal models before selecting a candidate for testing in humans. However, no assurance can be given that the Company will be successful in identifying a vaccine candidate.

INFLUENZA CLINICAL TRIALS

     The Company has conducted and continues to conduct clinical trials to evaluate safety and efficacy of its cold adapted influenza vaccine. To date, the Company has tested the trivalent vaccine in over 5,000 children and adults. While the Company believes that it can use previous trial data from others, including NIH and Wyeth-Ayerst Laboratories, a division of American Home Products ("Wyeth-Ayerst"), to support its regulatory filings, the Company's use of the previous data to establish safety and efficacy of its proposed vaccine is limited because very few of the clinical trials involved a trivalent vaccine delivered through a nasal spray device. The Aviron clinical trials relate to the safety and efficacy of the trivalent formulation as well as the safety of its intranasal spray delivery method. Aviron enrolled a total of 647 patients in Phase I/II clinical trials, 92 patients in a challenge study in adults in collaboration with the NIH, and 1,602 children in a pivotal Phase III clinical trial, approximately 85% of whom have returned for year 2 in a second stage of the trial, and 5,758 adults and children in five additional safety and effectiveness clinical trials. The Company's clinical trials are being designed to support a planned Product License Application ("PLA") filing in mid-1998 seeking approval of cold adapted influenza vaccine in several target populations which, subject to FDA approval, could allow commercialization of the vaccine in the 1999/2000 influenza season. The estimated timing of filing of this PLA and commercialization of the Company's influenza vaccine are forward-looking statements subject to risks and uncertainties, and there can be no assurance that such filing or such approval will not be delayed materially or that such commercialization will occur as a result of certain factors, including those set forth in "Business Risks -- Uncertainties Related to Clinical Trials,"
"-- Uncertainties Related to Early Stage of Development; Technological Uncertainty."

  Phase I and II Clinical Trials and Challenge Efficacy Trial

     Aviron conducted a safety and immunogenicity study involving 239 healthy adults at three university research centers. Patients were randomly assigned to receive either Aviron's live cold adapted influenza vaccine by nasal spray or nose drops, or placebo by nasal spray or nose drops. No serious adverse events attributable to Aviron's vaccine were seen in any subjects, and there were no statistically significant differences in the occurrence of fever, sore throat, runny nose, cough, headache or any other potential reaction assessed in the study between the vaccine or placebo or between the different types of administration. Statistically significant serum antibody responses to all three strains in the vaccine were observed in the subjects receiving the live cold adapted influenza vaccine compared to placebo. The magnitude of these antibody responses was within the range of responses seen in previous trials by others of the live cold adapted influenza vaccine, which are lower than the serum responses typically observed following immunizations with the inactivated influenza vaccine.

     Two hundred thirty-eight children between the ages of 18 months and five years were enrolled at four Vaccine Treatment Evaluation Units ("VTEUs") and 118 children were enrolled at the Center for Vaccine Development in Santiago, Chile, in a Phase I/II double-blind, placebo-controlled safety, immunogenicity and dose-escalation study. The study design and endpoints were similar to the adult study, except that the initial phases used a dose lower than that given to adults. No serious adverse events were seen in any subjects in any of the three phases of the dose escalation, and there were no statistically significant differences in the occurrences of fever, sore throat, runny nose, cough, wheezing, or irritability assessed in the study between the vaccine or placebo or between the different types of administration. Statistically significant serum antibody responses to all of the three strains were observed in the subjects receiving the higher dose of the live cold adapted influenza vaccine compared to placebo. The magnitude of these antibody responses was within the range of responses seen in previous trials by others of the trivalent cold adapted influenza vaccine, which are lower than the serum responses typically observed following immunizations with the inactivated influenza vaccine.

     Aviron's intranasal spray formulation of the live cold adapted influenza vaccine also has been tested in a double-blind, placebo-controlled challenge study at two VTEUs involving 92 healthy young adults. Subjects were randomized to receive either the live cold adapted intranasal vaccine, the inactivated injectable vaccine or placebo. There were no serious adverse events attributable to Aviron's vaccine seen in any subjects, and there were no statistically significant differences in the occurrence of any potential reactions assessed in the study between either vaccine or placebo. Following vaccination and subsequent intranasal administration of the wild-type challenge virus, the incidence of laboratory-documented influenza, a prospectively defined primary endpoint of the trial, was 7% in subjects vaccinated with the live cold adapted intranasal influenza vaccine, 13% in subjects vaccinated with the inactivated injectable influenza vaccine and 45% in subjects who received placebo. The reduction in laboratory-documented influenza compared to placebo was statistically significant for the live cold adapted vaccine (p <0.001) and the inactivated vaccine (p = 0.01). The other prospectively defined primary endpoint of the study was the proportion of subjects shedding the challenge virus after its administration. No significant differences were seen between the two vaccines and placebo in viral shedding.

     Of the recipients of the live cold adapted influenza vaccine, 10% experienced moderate or severe respiratory symptoms following administration of the wild-type influenza challenge virus, a statistically significant reduction compared to 39% of placebo recipients (p = 0.01). The rate of moderate or severe respiratory symptoms observed following challenge virus in the inactivated injectable vaccine was 22% which was not statistically significant compared to placebo. While the rate of respiratory illness seen in the placebo group was consistent with previous influenza challenge efficacy trials by others, the rate of febrile or systemic illness following challenge was lower than in previous trials. These data have not been peer reviewed, however, and no assurance can be given that the conclusions drawn from this analysis will not change as a result of further study by the Company or during the peer review process.

  Phase III Clinical Trials in Children

     Based on trials by others which showed that a modest immune response in young children to one or two of the strains after a single dose could be boosted significantly by a second dose approximately two months later, the Company initiated a two-year pivotal Phase III clinical trial to evaluate one- and two-dose regimens in children. The Company's clinical trial data suggest that a repeat or booster dose may be required in young children due to their lack of previous exposure to influenza or influenza vaccines. Two doses of the inactivated injectable influenza vaccine are recommended annually for young children receiving influenza prophylaxis for the first time. The Company enrolled 1,602 children at 10 clinical sites in the pivotal Phase III clinical trial, of which 1,314 were vaccinated with a second dose 46 to 74 days after initial vaccination. The primary endpoint of the first stage of the study was defined as protection of children from culture-confirmed influenza during naturally occurring epidemics of influenza.

     The data were unblinded in July 1997 following a single year of patient accrual due to the adequate incidence of influenza in the study population. The Company and NIAID announced that, based on an initial analysis of the first stage of the Phase III trial, Aviron's live cold adapted intranasal vaccine for influenza demonstrated a 93% protection rate against culture confirmed influenza in those children receiving two doses, the primary endpoint of the study. Only 1% of children receiving two doses experienced culture-confirmed influenza, compared to 18% of those receiving the placebo. These results were statistically significant. No serious adverse events attributable to the vaccine were seen in any subjects to whom the vaccine was administered. There were no statistically significant differences in other side effects between the vaccine and placebo recipients, except for a slightly increased incidence of transient runny nose, mild fever and decreased activity following immunization in children receiving the live cold adapted influenza vaccine. The investigators described these transient side effects as comparable to or milder than those observed following many other childhood immunizations. The clinical investigators presented the initial findings of this trial at a scientific conference in fall 1997 and have submitted their findings for publication in a peer-reviewed medical journal. The Company intends to submit a PLA to the FDA based on the data from this trial and prior studies, and intends to supplement its PLA with additional data from the second stage of this Phase III clinical trial, when the data are available, as well as other trials.

     The Company is currently conducting the second stage of its pivotal Phase III clinical trial in 1,358 pediatric patients from the first stage of this trial. The second stage of the clinical trial will collect immunogenicity data, as well as additional safety and efficacy data after a single dose vaccination. If there is adequate influenza illness in the subjects from the second year of the trial, efficacy data from this trial is expected to be available for filing in a PLA supplement in fall 1998. There can be no assurance that the results of this trial will support the results of the recently completed first stage of this trial. Failure to do so could have a material adverse effect on the regulatory approval or labeling of the cold adapted intranasal influenza vaccine and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company enrolled 48 children with moderate to severe asthma in a double-blind, placebo-controlled clinical trial in the second half of 1997 which was intended to evaluate the safety of its cold adapted influenza vaccine in this population.

  Clinical Trials in Healthy Adults

     The Company is currently conducting a clinical trial in 4,561 healthy working adults to obtain additional safety data in this population and to assess the impact of immunization on the frequency of influenza-like illness, utilization of health care services, and absenteeism from work. These data are intended to support models of the cost-effectiveness of immunization programs based on the cold adapted influenza vaccine. The trial is designed to continue for a second year if there is insufficient influenza-like illness in the community for adequate statistical power. Many of the participants in this trial self-administered the intranasal spray. The Company intends to submit safety data from the trial being conducted during the 1997/1998 influenza season in its PLA and to request FDA approval to market its vaccine in healthy adults based on safety data from this trial, the challenge study, and prior trials. If there is adequate influenza illness in the subjects from the first year of the trial, data from this trial is expected to be available for filing in a PLA supplement in fall 1998. However, there can be no assurance that the trial will be successful or that the Company's PLA filings will be approved for healthy adults. The Company expects to receive limited data on the efficacy of the cold adapted influenza vaccine from this trial given the primary pharmacoeconomic endpoints of the trial. There can be no assurance that data from this trial, combined with data from the challenge and efficacy study and prior trials, will be sufficient to support FDA approval of an indication for use of the vaccine in adults even if the FDA were satisfied with the safety data submitted.

  Clinical Trials in High Risk Adults

     The Company is conducting a clinical trial for safety in 200 elderly high risk adults for the use of an intranasal vaccine for co-administration with the currently available injectable vaccine. Many of the participants in this trial self-administered the intranasal spray. The Company intends to use this data to support a label claim for safety for such co-administration in high risk adults, including the elderly. As this trial is not designed to generate efficacy data on use of the vaccine in high risk adults, there can be no assurance that data from this trial, combined with data from the Company's other clinical trials and prior trials, will be sufficient to support FDA approval of an indication for use of the vaccine in high risk adults even if the FDA were satisfied with the safety data submitted. The Company is planning a clinical trial for the 1998/1999 influenza season to obtain additional data to determine the efficacy of co-administering its cold adapted influenza vaccine with the injectable vaccine in elderly high risk adults.

  Clinical Trials for Manufacturing Consistency and Process

     In February 1998, Aviron reported positive results from a manufacturing consistency lot trial designed to support a PLA submission. Aviron conducted a randomized, double-blind, placebo-controlled trial in 500 children, designed to evaluate the safety and immunogenicity of three new manufacturing lots of its cold adapted influenza vaccine. The children were vaccinated between April and September 1997. Preliminary analysis of patient diary cards and antibody responses following two doses of the vaccine showed consistent safety and immunogenicity for the different lots. Evidence that different lots of vaccine can be manufactured at a consistent quality level is generally required by the FDA prior to approval of such products for commercial sale and the Company intends to submit data from this trial in its PLA filing. There can be no assurance that the FDA will find these data sufficient to demonstrate consistency of manufacture.

     The Company is also conducting a double blind safety trial in 63 healthy children and 386 healthy and high risk adults intended to evaluate the safety of the cold adapted influenza vaccine when the manufacturing master seeds were prepared using Aviron's proprietary reverse genetics technology, compared to the classical process developed at the University of Michigan.

ADDITIONAL RESEARCH PROGRAM -- LIVE VIRUSES AS VECTORS

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

PRODUCTION AND MANUFACTURING

  Cold Adapted Influenza Vaccine

     Production of the cold adapted influenza vaccine requires the following steps:

     Master Virus Seed Production. After the FDA and the CDC select the influenza strains to be included in the vaccine, Aviron creates the respective master virus seeds for use in large-scale production. These contain the hemagglutinin (HA) and neuraminidase (NA) genes of the expected epidemic strain and six genes conferring the cold adapted, attenuated properties of the master donor strain. Two processes are available for Aviron to make the master virus seeds: classical reassortment and reverse genetics. In the classical reassortment process, laboratory virus cells are simultaneously infected with the expected epidemic strain and the cold adapted master donor strain, which results in random genetic reassortments between the two strains. The specific reassortment desired is isolated using monoclonal antibodies. This process takes approximately four to six weeks and has been used by scientists at the University of Michigan and Aviron to create over 20 different vaccine strains that have been tested in human clinical trials. In the reverse genetics approach, HA and NA genes are isolated from the expected epidemic strain and introduced into the cold adapted master donor strain using Aviron's proprietary reverse genetics technology. Potential advantages of this process are that it may be somewhat faster and may offer lower risk of contamination than classical reassortment. Aviron has conducted a clinical trial to evaluate safety of the reverse genetics process compared to the classical reassortment process.

     Bulk Monovalent Formulation Production. Under the Company's current arrangement with Evans Medical Limited, a subsidiary of Medeva plc ("Evans"), the master virus seeds for each vaccine strain are transferred to Evans in the United Kingdom for large scale production of the bulk monovalent formulations of the three vaccine strains, which involves infection, incubation and harvesting from hen's eggs. The eggs used in this process are supplied by a third party that maintains flocks certified to be free of specific pathogenic agents.

     Trivalent Formulation Production. The bulk formulation is frozen and transferred to Packaging Coordinators, Inc., a division of Cardinal Health, Inc. ("PCI") in Pennsylvania where the monovalent vaccine material is blended into the trivalent formulation for filling into nasal spray devices, packaged and labeled. A specialized facility is being constructed for this purpose at PCI for use in commercial production and, subject to regulatory approval, commercial shipments will be made from this facility.

     The Company currently does not have facilities to manufacture the cold adapted influenza vaccine and has no experience with clinical or commercial manufacture of this potential product. All of the cold adapted vaccine material used in the Company's early stage clinical trials has been supplied solely by Evans pursuant to an agreement between the Company and Evans entered into in November 1995 (the "Evans Clinical Agreement"). Pursuant to this agreement, the Company has received timely and sufficient supplies for its clinical trials of cold adapted influenza vaccine through three influenza seasons. Evans is one of four companies licensed by the FDA to produce influenza vaccine for sale in the United States and produces its own injectable inactivated influenza vaccine. Under the Evans Clinical Agreement, Evans is producing and supplying the Company with sufficient quantities of cold adapted influenza vaccine to conduct its current clinical trials, subject to certain limitations. Under the Evans Clinical Agreement, Evans is also collaborating with Aviron to develop a liquid formulation of the cold adapted influenza vaccine requiring only refrigeration rather than frozen storage. The Company believes that a liquid formulation will be required to address markets outside the United States and Canada. The Company granted Evans a right of first negotiation with respect to distribution rights for the vaccine in Europe.

     The Company initially plans to obtain commercial quantities of its cold adapted influenza vaccine from Evans. Under an agreement between the Company and Evans entered into in April 1997 (the "Evans Commercial Agreement"), Evans has agreed to manufacture the Company's live cold adapted influenza vaccine in bulk until December 31, 2001, so as to meet the Company's needs for bulk product through the 2001/2002 influenza season. In October 1997, the Company entered into a nonexclusive arrangement with PCI for blending, filling, packaging, and labeling of its live cold adapted influenza vaccine for commercial sale in the United States until October 2004. In the event of better than expected market acceptance, the Company may be capacity-constrained on its supply of vaccine through at least the 2000/2001 influenza season. In order to secure future production capacity, Aviron may extend and expand its existing arrangements, collaborate with other third parties, or establish its own manufacturing facilities. Using an alternative supplier or building a proprietary facility would require a substantial amount of funds and additional clinical trials and testing. There can be no assurance that an alternative source of supply will be established on a timely basis, or that the Company will have or be able to obtain funds sufficient for building or equipping a new facility. As part of the regulatory approval process, before commercial launch of the cold adapted influenza vaccine, the Company will need to obtain, in addition to approval of a PLA, approval of an Establishment License Application ("ELA") for its own facility for creation of master virus seeds and for the PCI facility, and Evans must obtain an ELA for its facility. Subsequent establishment of alternative or proprietary sources of supply or manufacturing would require approval of a subsequent ELA for each such facility.

     The production of the Company's cold adapted influenza vaccine is subject to the availability of a large number of specific pathogen-free hen eggs, for which there are currently a limited number of suppliers. The Company has been purchasing its egg requirements from a single supplier on a purchase order basis, rather than pursuant to any long term contractual arrangement. Contamination or disruption of this source of supply would adversely affect the ability to manufacture the Company's cold adapted influenza vaccine. The production of the cold adapted influenza vaccine is also subject to the availability of the device for delivery of the vaccine intranasally. The Company has been purchasing intranasal delivery devices from a single supplier on a purchase order basis, rather than pursuant to any long term contractual arrangement. There can be no assurance that these suppliers will provide timely and adequate supply of these product components and raw materials. In addition, the Company depends on the submission by the delivery device manufacturer of a Device Master File application ("DMF") for separate review by regulatory authorities; the Company will reference the DMF as part of the PLA submission for the cold adapted influenza vaccine.

     The Company's current frozen formulation of the cold adapted influenza vaccine is being designed to meet an acceptable level of stability for the U.S. market initially targeted by the Company. There can be no assurances that the Company will succeed in achieving adequate product stability for its live cold adapted influenza vaccine. In addition to its current frozen formulation, the Company is exploring alternative formulations and presentations for the vaccine which may enable improved distribution and longer shelf life. There can be no assurance that the Company will succeed in achieving adequate product stability for the current frozen formulation of its live cold adapted influenza vaccines that the Company's efforts to produce such alternative formulations will be successful, or that such alternative formulations will actually enable improved distribution and longer shelf life.

     The production and marketing of influenza vaccine is highly seasonal. Because most cases of influenza occur in winter, the majority of influenza vaccinations in the Northern Hemisphere occur between September and December of a given year. Influenza viruses have a high mutation rate and the surface antigens of influenza viruses that induce protective immunity are variable from year to year. Each spring, the FDA and the CDC determine circulating influenza strains that will be included in the season's influenza vaccines. As a result, manufacturers of vaccines must modify their influenza vaccines each year to include the selected strains in a form that meets FDA guidelines, within an approximately six-month period, in order to make it available before the influenza season. As such, the Company must establish a dependable process by which the vaccine may be modified and manufactured on a timely basis to include different strains each year. If the Company were unable to develop an influenza vaccine for a particular year that meets FDA and CDC guidelines, the Company would receive no revenues from an influenza vaccine for that influenza season, which would materially adversely affect the Company's business, financial condition and results of operation, given the relatively fixed nature of its operating expenses over the short term.Failure of one of the Company's suppliers to deliver timely and sufficient supplies to the Company, if it caused the Company to be unable to deliver vaccines during the peak demand period for the influenza season, would have a disproportionately adverse effect on the Company's financial results.

  Other Products

     In 1996, the Company completed construction of a pilot manufacturing facility for its potential vaccine products other than the cold adapted influenza vaccine. The Company currently does not have facilities to manufacture any of its other potential products in commercial quantities and has no experience with commercial manufacture of vaccine products. To manufacture its other potential products for large-scale clinical trials or on a commercial scale, the Company may be required to build a large-scale manufacturing facility, which would require a significant amount of funds. The scale-up of manufacturing for commercial production would require the Company to develop advanced manufacturing techniques and rigorous process controls. No assurance can be given as to the ability of the Company to produce commercial quantities of its potential products in compliance with applicable regulations or at an acceptable cost, or at all.

     The Company is alternatively considering the use of contract manufacturers for the commercial production of its other potential products. The Company is aware of only a limited number of manufacturers which it believes have the ability and capacity to manufacture its other potential products in a timely manner. There can be no assurance that the Company would be able to contract with any of these companies for the manufacture of its products on acceptable terms, if at all. If the Company enters into an agreement with a third-party manufacturer, it may be required to relinquish control of the manufacturing process, which could adversely affect the Company's results of operations. Furthermore, a third-party manufacturer also would be required to manufacture the Company's products in compliance with state and federal regulations. Failure of any such third-party manufacturer to comply with state and federal regulations and to deliver the required quantities on a timely basis and at commercially reasonable prices would materially adversely affect the Company's business, financial condition and results of operations. No assurance can be given that the Company, alone or with a third party, will be able to make the transition to commercial production of its potential products successfully, if at all, or that if successful, the Company will be able to maintain such production.

MARKETING AND SALES

     The current purchasers of vaccines are principally physicians, large HMOs and state and federal government agencies. However, the United States health care system is undergoing significant changes and the relative proportion of purchasers that each group will represent in the future will depend on factors such as legislative changes and the economy. The Company intends to participate in the selling of its products to HMOs, large employers and state and federal health care agencies, either directly or through a collaboration with another company. Outside the United States, the Company plans to sell its products through collaborative agreements with strategic partners. Aviron intends to use rigorous cost-effectiveness analysis as a guide for its pricing strategy and in support of its marketing plans.

     Clinical trials of Aviron's cold adapted influenza vaccine have been conducted to provide information regarding its use in three market segments: children, healthy adults, and adults at high risk of influenza complications due to age or to the presence of chronic medical conditions such as heart or lung disease or diabetes. Use of influenza vaccines in these three segments is subject to somewhat different market forces, and customers are accessed by different channels of distribution.

  Children

     The current injectable influenza vaccine is often used in children at high risk of influenza complications due to conditions such as asthma and congenital heart disease, but public health authorities are concerned that coverage rates are below optimal. There are approximately 70 million children under age 18 in the United States. The current injectable vaccine is rarely used in healthy children, although children have the highest attack rate of influenza and play a major role in the spread of the influenza epidemic. Aviron's objective is to develop a new market for influenza prophylaxis in healthy and high risk children by offering an alternative to the injectable vaccine. Because the cold adapted influenza vaccine is delivered as a nasal spray, rather than an injection, the Company believes it would provide a more attractive way to immunize children on an annual basis.

  Healthy Adults

     The Company believes that a large proportion of the current injectable influenza vaccine used in the United States is being administered to healthy adults, either via workplace-sponsored immunization programs or in programs offered through clinics, pharmacies or other retail outlets. The Company estimates that there are approximately 120 million adults in the United States who are not at high risk for influenza complications. Aviron's objective is to expand the current market for influenza prophylaxis by offering an alternative for individuals who are deterred by the injectable route of delivery of the current product. The Company believes that immunization programs based on its intranasal cold adapted influenza vaccine may also decrease the nursing time per vaccination compared to the current influenza injection and therefore allow improved flexibility and efficiency in the operation of such programs. A majority of the participants in the Company's clinical trials for adults self-administered the intranasal spray.

  High Risk Adults

     The Company is planning a clinical trial in elderly high risk adults in the 1999/2000 influenza season to evaluate the effectiveness of its cold adapted influenza vaccine when co-administered with the injectable influenza vaccine, compared to the injectable influenza vaccine alone. If this trial is successful, Aviron intends to market its cold adapted influenza vaccine to be used in conjunction with the injectable influenza vaccine for adults over age 65 (approximately 34 million Americans) and for adults under age 65 with conditions which put them at higher risk of influenza complications (approximately 20 million Americans).

  Market Dynamics

     The Company is currently engaged in a substantial market research program intended to better define the relative importance of various factors on influenza vaccine utilization such as physician endorsement, advertising, pricing, reimbursement and location where immunizations are given. Primary care physicians, including pediatricians, family practitioners, general practitioners, and internists, are expected to play a major role in influencing decisions by individuals to obtain influenza prophylaxis for themselves or their children and the choice of type of immunization. For the cold adapted influenza vaccine to be widely adopted, it will likely be necessary to engage the efforts of an experienced pharmaceutical sales force, in addition to obtaining recommendations for its use from advisory bodies such as the ACIP and the AAP. Aviron currently has no direct sales or distribution capability nor does it intend to build a large pharmaceutical sales force itself, but to obtain these services in collaboration with one or more major pharmaceutical companies in the United States and elsewhere. The Company is currently evaluating the capabilities of a number of such potential partners and expects to conclude one or more agreements as part of its commercialization strategy. While the Company believes there is considerable interest from companies having the necessary capabilities, no assurance can be given that it will be successful in negotiating an arrangement in a timely fashion or that such an agreement will be on favorable terms to the Company.

     Access to customers other than individual physicians, including HMO pharmacy and medical practice committees and government purchasers, requires a diversity of sales efforts. The Company is evaluating whether it will develop a specialized sales force to target certain types of customers and the capabilities of large pharmaceutical companies for accessing other customers. The success and commercialization of the Company's products is dependent in part upon the ability of the Company to maintain and enter into additional collaborative agreements with corporate partners for the development, testing and marketing of the cold adapted influenza and other vaccines and upon the ability of these third parties to perform their responsibilities. Although Aviron believes that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources devoted to these activities will not be within the control of the Company. There can be no assurance that any such agreements or arrangements would be available on terms acceptable to the Company, if at all, that such third parties would perform their obligations as expected, or that any revenue would be derived from such arrangements. If Aviron is not able to enter into such agreements or arrangements, it could encounter delays in introducing its potential products into the market or be forced to limit the scope of its commercialization activities. If the Company were to market products without a collaborative partner, significant additional expenditures, management resources and time would be required to develop a marketing and sales staff within the Company. In addition, the Company would also be competing with other companies that currently have experienced and well-funded marketing and sales operations.

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

  National Institute of Allergy and Infectious Diseases -- Parainfluenza Virus Type 3

     In May 1996, the Company obtained exclusive rights from the NIAID of the NIH to certain biological materials and clinical trial data for its PIV-3 program. The NIH granted to the Company exclusive rights in specific strains of bovine parainfluenza virus (the "Licensed Materials") to develop, test, manufacture, use and sell products for vaccination against human parainfluenza virus and other human and animal diseases ("Licensed Products"). In addition, the Company obtained from the NIAID the right to reference an existing IND and certain data relating to the Licensed Materials. The NIH retained certain rights to the Licensed Materials on behalf of the United States Government to conduct research and to grant research licenses to third parties under certain circumstances. In return for the rights granted by NIH, the Company will make payments to NIH on the achievement of specified milestones and will make certain royalty payments to NIH. Unless otherwise terminated, the Agreement will terminate on cessation of commercial sales of Licensed Products by the Company or its sublicensee. The Company has the unilateral right to terminate the Agreement in any country upon providing 60 days notice to NIH.

  SmithKline Beecham Biologicals S.A.

     In October 1995, the Company signed an agreement with SmithKline Beecham defining a collaboration on the Company's EBV vaccine technology. Under the terms of the SB Agreement, the Company granted SmithKline Beecham an exclusive license to produce, use and sell non-live EBV vaccines incorporating the Company's technology for prophylactic and therapeutic uses on a worldwide basis, except in Korea. In addition, SmithKline Beecham obtained a right of first refusal to an exclusive, worldwide (except Korea) license under any intellectual property rights relating to any live EBV vaccine technology developed or controlled by the Company during the term of the SB Agreement. The Company has retained the right to co-market a monovalent formulation of the EBV vaccine in the United States and to have SmithKline Beecham supply such vaccine.

     SmithKline Beecham agreed to fund research and development at the Company related to the EBV vaccine, in specified minimum amounts, during the first two years of the SB Agreement. SmithKline Beecham made an initial upfront payment to the Company and agreed to make additional payments upon the achievement of certain product development milestones; the first such milestone payment was made in 1997. The Company is entitled to royalties from SmithKline Beecham based on net sales of the vaccine. Unless otherwise terminated, the SmithKline Beecham Agreement will expire on a country-by-country basis upon the expiration or invalidation of the last remaining patent covered by the SB Agreement or 10 years from the date of first commercial sale of the vaccine, whichever is later. The SB Agreement may be terminated by SmithKline Beecham with respect to any country at any time.

  Sang-A Pharm. Co., Ltd.

     In May 1995, the Company entered into a Development and License Agreement with Sang-A Pharm. Co., Ltd. ("Sang-A"). The Company granted to Sang-A exclusive clinical development, manufacturing and marketing rights in Korea for specified products developed by Aviron, including vaccines for influenza (cold adapted and recombinant), EBV, CMV, HSV-2 and RSV. However, the Company is under no obligation to develop any product. Sang-A also will make payments to the Company upon Sang-A's meeting certain regulatory milestones for each product in Korea and will pay a royalty to the Company on net sales of such products in South and North Korea ("Korea").

     Sang-A also is obligated to establish a manufacturing facility with at least enough capacity to meet demand for all Korean product requirements for each product that reaches commercialization, if any. In the event that Sang-A's manufacturing capabilities satisfy certain objective criteria and, subject to an obligation to cooperate with the Company's future corporate partners for any given products, Sang-A has a right of first refusal to manufacture a portion of the total requirements of the Company, its affiliates and sublicensees for the specified products, with the exception of the EBV vaccine, in specified countries, including the United States, provided that it can do so at a competitive price, quality and timeline.

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

     In January 1997, the Hanbo Group, the Korea-based conglomerate that owns Sang-A, declared bankruptcy. The Company is unable to predict what, if any, long-term effect the bankruptcy of the Hanbo Group will have on Hanbo Group subsidiaries, including Sang-A, and on the Company's agreement with Sang-A. In March 1998, the Company entered into a Stock Repurchase Agreement with Sang-A pursuant to which Sang-A has agreed not to sell any of its shares of Aviron Common Stock prior to the closing of a proposed offering of up to $115 million of convertible subordinated notes due 2005 (the "Note Offering"). Contingent upon the closing of the Note Offering, Aviron has agreed to repurchase 530,831 shares from Sang-A on the closing date of the Note Offering at a purchase price equal to the greater of (i) $25 per share, or (ii) the last reported bid price of the Company's Common Stock on the Nasdaq National Market on the pricing date of the Note Offering.

  National Institute of Allergy and Infectious Diseases -- Cold Adapted Influenza Vaccine

     Following a competitive application process, the Company entered into a CRADA in March 1995 with the NIAID of the NIH to conduct clinical trials of the Company's cold adapted influenza vaccine. Wyeth-Ayerst licensed certain rights to the vaccine from the NIH in 1991 and was developing it for sale in collaboration with the NIH until relinquishing its rights in 1993. Aviron has obtained from the NIH and the University of Michigan exclusive rights to trial results and data from the work at the VTEUs and Wyeth-Ayerst. The NIH has agreed to support the trials by enrolling subjects in its network of VTEUs. In addition, the Company acquired exclusive commercial rights to data generated from all previous clinical trials conducted by the NIH and Wyeth-Ayerst using the vaccine. The term of the CRADA will not exceed five years without a written amendment by the parties. Either party may terminate the CRADA for material breach.

  University of Michigan

     In February 1995, the Company entered into a materials transfer and intellectual property agreement (the "Michigan Agreement") with the University of Michigan. Pursuant to the Michigan Agreement, the University of Michigan granted the Company exclusive worldwide rights to certain intellectual property and technology relating to the cold adapted influenza vaccine and proprietary master donor strains of influenza viruses useful in the production of products for vaccination against influenza and potentially for gene therapy and other uses. Specifically, the Company obtained the exclusive right to develop, manufacture, use, market and sell products incorporating any such intellectual property or utilizing the master strains worldwide. In consideration for the rights granted to the Company, the Company: (i) made an initial cash payment to the University of Michigan; (ii) agreed to pay a royalty to the University of Michigan on net sales of products subject to the license; (iii) entered into a sponsored research agreement with the University of Michigan for a period of at least two years; and (iv) issued to the University of Michigan 1,323,734 shares of Series B Preferred Stock, which automatically converted into 264,746 shares of the Company's Common Stock at the time of the Company's initial public offering. In addition, in the event that Aviron receives approval to commercially market a product based on the University of Michigan technology, the Company has agreed to issue a warrant to the University of Michigan to purchase shares of the Company's Common Stock at a price of $10.00 per share, for a number of shares to be based on 1.25% of the Common Stock outstanding on the date of the first commercial sale of the product incorporating the University of Michigan technology.

     Pursuant to the Michigan Agreement, the Company is required to grant to the University of Michigan an irrevocable, royalty-free license for research purposes, or for transfer to a subsequent licensee should the Michigan Agreement be terminated, to (i) all improvements developed by the Company, its affiliates or sublicensees, whether or not patentable; relating to delivery mechanisms and processes for administration and manufacturing of products, as well as packaging, storage and preservation processes for the master strains, and (ii) all new technical information acquired by the Company, its affiliates or sublicensees relating to the Master Strains and products.

     The term of the Michigan Agreement is until the later of the last to expire of the University of Michigan patents licensed to the Company or 20 years from the date of first commercial sale of a product incorporating the Michigan technology. The Company has the further right to terminate for any reason upon 12 months notice to the University of Michigan.

  The Mount Sinai School of Medicine

     In February 1993, the Company entered into a technology transfer agreement with The Mount Sinai School of Medicine ("Mount Sinai"). Under this agreement, Mount Sinai assigned to the Company all of its rights, title and interest in and to certain patents and patent applications, as well as all associated know-how and other technical information relating to recombinant negative strand RNA virus expression systems and vaccines, attenuated influenza viruses and certain other technology. Mount Sinai also granted the Company (i) an option to acquire any improvements to the inventions disclosed in the assigned patents and patent applications thereafter developed by Mount Sinai and (ii) a right of first negotiation for a license or assignment to certain additional related technology. In consideration for the rights granted to the Company, the Company issued to Mount Sinai 35,000 shares of the Company's Common Stock. The Company also issued to Mount Sinai four warrants to purchase up to a total of 45,000 shares of the Company's Common Stock, each exercisable for a term of five years commencing upon the occurrence of certain milestone events. As of December 31, 1997, warrants to purchase 7,126 shares were exercisable at a per share exercise price of $4.50. Warrants to purchase 29,750 shares became exercisable at the effective date of the Company's initial public offering at a per share exercise price of $10.00. Warrants to purchase the remaining 6,250 shares were terminated on the effective date of the Company's initial public offering according to their terms. In 1996, warrants to purchase 3,124 shares were distributed by Mount Sinai to certain inventors of the relevant technology, of which 1,874 were exercised in 1997.

  ARCH Development Corporation

     In July 1992, the Company entered into a license agreement with ARCH Development Corporation ("ARCH"), pursuant to which the Company obtained an exclusive, worldwide commercialization license, with the right to sublicense, to certain patent rights and related intellectual property and materials pertaining to the herpes simplex viruses, EBV and various recombinant methods and materials. In return for the rights granted to the Company under this agreement, the Company will make payments to ARCH upon the achievement of certain milestones in the development of products covered by the license and will pay royalties to ARCH on net sales of such products. ARCH also granted the Company certain rights to improvements and additional related technology. The term of this agreement extends until the expiration of the last-to-expire patent rights covered under the license. In connection with this agreement, ARCH purchased 40,000 shares of the Company's Common Stock. Subsequent to this agreement, affiliates of ARCH made equity investments in Aviron, purchasing shares of the Company's Series A, B and C Preferred Stock, which automatically converted into a total of 222,799 shares of the Company's Common Stock upon the closing of the Company's initial public offering. ARCH has recently asserted an interpretation of the financial terms of this agreement with the Company, relating to the license by Aviron of its EBV technology to SmithKline Beecham, which would require the Company to pay ARCH one-half of any future or past payments (including sub-license fees and milestone payments) received by Aviron under the SB Agreement. The Company disputes ARCH's interpretation of the financial terms of the agreement. No assurance can be given, however, that the Company's interpretation will prevail. Failure of the Company to prevail could have a material adverse effect on the Company's business, financial condition and results of operations.

                                 BUSINESS RISKS

     This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. When used herein, the words "expects," "anticipates," "estimates," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

     In order to commercialize any of its products under development, the Company must demonstrate with substantial evidence through clinical trials and to the FDA's satisfaction that the product is safe and effective for use in the indications for which approval is requested. The results from preclinical testing and early clinical trials may not be predictive of results obtained in large clinical trials. Companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials. The Company's vaccines are intended for use primarily in healthy individuals. To obtain regulatory approval, the Company must demonstrate safety and efficacy in healthy people, which likely will require a lengthier process and involve a larger number of trials and people than would be customary for clinical trials of therapeutics for disease management. There can be no assurance that the Company's clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. If the Company's cold adapted influenza vaccine is not shown to be safe and effective in Aviron's future clinical trials, the resulting delays in obtaining regulatory approvals for this vaccine, as well as the need for additional financing, would have a material adverse effect on the Company's business, financial condition and results of operations. A material incidence of adverse side effects during Aviron's clinical trials could have a negative impact on the marketing of the product.

     The Company's cold adapted influenza vaccine is a trivalent vaccine delivered as a nasal spray that is based on technology licensed from the NIH and the University of Michigan. Wyeth-Ayerst licensed certain rights to the vaccine in 1991 and was developing it for sale in collaboration with the NIH until relinquishing its rights in 1993. Formulations of the vaccine have been the subject of a number of clinical trials performed by the NIAID and others. The Company has reviewed the data from these trials and believes that it can submit such data in partial support of its application for regulatory approval of its cold adapted influenza vaccine from the FDA. The Company did not participate in these trials and cannot be confident in the accuracy of the data collected. Very few of the trials involved a trivalent vaccine delivered as a nasal spray, but instead typically used formulations of monovalent or bivalent vaccine delivered as nasal drops. The Company has performed and is in the process of performing additional trials of its cold adapted influenza vaccine candidate to support its application to the FDA. There can be no assurance that the data from these third-party trials are accurate, that the Company will be able to obtain favorable results from its own trials, or that the Company can complete these trials on a timely basis, or at all.

     In the case of the Company's cold adapted influenza vaccine, the Company is seeking FDA approval for indications in children, healthy adults, and for co-administration with the inactivated injectable vaccine in high risk adults, including the elderly. As a result, the Company's clinical trials will need to demonstrate to the FDA's satisfaction safety and efficacy of the vaccine in each of these target populations. The data necessary to calculate the primary endpoints in the Company's pivotal Phase III clinical trial of its live cold adapted intranasal influenza vaccine in healthy children became available in July 1997. There can be no assurance that the analysis of the data regarding the primary endpoint announced by the Company and the conclusions drawn from this analysis will not change in the course of regulatory review for licensing. Such changes could have an adverse effect on the Company's product development efforts and its prospects for regulatory approval of the vaccine. The Company is conducting the second stage of its Phase III clinical trial in healthy children during the 1997/98 influenza season. There can be no assurance that the results of the second stage of this trial will support the results of the first stage of this trial. Failure to do so could have an adverse effect on the regulatory approval or labeling of the cold adapted intranasal influenza vaccine and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company currently plans to submit safety data to support labeling claims for use of the vaccine in healthy and high risk adults; however, the Company plans to submit efficacy data on only a limited number of people for these populations in its initial PLA filing. There can be no assurance that the FDA will consider this data to be sufficient to support indications for use of the vaccine in healthy or high risk adults. To the extent that the FDA does not find such data submitted by the Company sufficient to support product approval for one or more indications, the Company's commercialization of the vaccine may be substantially delayed for one or more of its target populations. In this connection, the Company could be required to commence and complete additional clinical trials to generate additional safety and efficacy data to support product approval for one or more of its target populations. See
"Business -- Influenza Clinical Trials."

     The completion of the Company's clinical trials may be delayed by many factors. For example, delays may be encountered in enrolling a sufficient number of people fitting the appropriate trial profile, preparing the modified vaccine strain for certain influenza seasons, or manufacturing clinical trial materials. The Company's late-stage clinical trials of its live cold adapted influenza vaccine must be conducted during the influenza season and must be commenced early enough in the approximately five-month season so that subjects may be vaccinated well in advance of a challenge by the wild-type virus. Were the influenza season to commence earlier than anticipated, the number of subjects that could participate in a particular study might be reduced in that season due to the subjects' possible exposure to wild-type influenza virus. Additionally, there is a risk that there will not be enough natural influenza in the community in a given influenza season to achieve statistically significant results from clinical trials. There can be no assurance that delays in, or termination of, clinical trials will not occur. Any delays in, or termination of, the Company's clinical trial efforts could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that the Company's development efforts will be successful, that required regulatory approvals, including those with respect to IND, PLA and ELA applications, will be obtained or that any products, if introduced, will be successfully marketed. See "Business -- Vaccine Products Under Development."

NEED FOR ANNUAL REASSORTMENT; LACK OF MANUFACTURING EXPERIENCE; RELIANCE ON CONTRACT MANUFACTURERS

     Influenza viruses have a high mutation rate and the surface antigens of influenza viruses that induce protective immunity are variable from year to year. Each spring, the FDA and CDC determine circulating influenza strains that will be included in the following season's influenza vaccines. As a result, manufacturers of vaccines, including Aviron, must modify their influenza vaccines each year to include the selected strains in a form that meets FDA guidelines, within an approximately six-month period, in order to make them available before the influenza season. If the Company were unable to develop an influenza vaccine for a particular year that meets FDA and CDC guidelines and establish a manufacturing process for the vaccine, its business, financial condition and results of operations would be materially adversely affected. No assurance can be given that delays in preparing vaccines for use in clinical trials or commercial sales will not be encountered.

     The Company currently does not have facilities to manufacture the cold adapted influenza vaccine and has no experience with clinical or commercial manufacture of this potential product. All of the cold adapted vaccine material used in the Company's early stage clinical trials has been supplied solely by Evans pursuant to the Evans Clinical Agreement. Evans is one of four companies licensed by the FDA to produce influenza vaccine for sale in the United States, and produces its own injectable inactivated influenza vaccine that could compete with the Company's cold adapted influenza vaccine. Under the Evans Clinical Agreement, Evans also is collaborating with Aviron to develop a liquid formulation of the cold adapted influenza vaccine requiring only refrigeration rather than frozen storage. The Company believes that a liquid formulation will be required to address markets outside the United States and Canada.

     The Company initially plans to obtain any commercial quantities of its cold adapted influenza vaccine product from Evans. Pursuant to the Evans Commercial Agreement, Evans has agreed to manufacture the Company's needs for bulk product through the 2001/2002 influenza season. In October 1997, the Company entered into a nonexclusive arrangement with PCI for blending, filling, packaging and labeling of its cold adapted influenza vaccine in the United States until October 2004. In the event of better than expected market acceptance, the Company may be capacity-constrained on its supply of vaccine through at least the 2000/2001 influenza season. In order to secure future production capacity, Aviron may extend and expand its existing arrangements, collaborate with other third parties, or establish its own manufacturing facilities. Using an alternative supplier or building a proprietary facility would require a substantial amount of funds and additional clinical trials and testing. There can be no assurance that an alternative source of supply will be established on a timely basis, or that the Company will have or be able to obtain funds sufficient for building or equipping a new facility. In addition, as part of the regulatory approval process, before commercial launch of the cold adapted influenza vaccine, the Company will need to obtain approval of an ELA for its own facility and the PCI facility, and Evans must obtain an ELA for its facility. Subsequent establishment of alternative sources of supply or manufacturing would require approval of a subsequent ELA for each such facility.

     The production of the Company's cold adapted influenza vaccine is subject to the availability of a large number of specific pathogen-free hen eggs, for which there are currently a limited number of suppliers. The Company has been purchasing its egg requirement from a single supplier on a purchase order basis, rather than pursuant to any long term contractual arrangements. Contamination or disruption of this source of supply would adversely affect the ability to manufacture the Company's cold adapted influenza vaccine. The production of the cold adapted influenza vaccine is also subject to the availability of the device for delivery of the vaccine intranasally. The Company has been purchasing intranasal delivery devices from a single supplier on a purchase order basis, rather than pursuant to any long term contractual arrangements. There can be no assurance that these suppliers will provide timely and adequate supplies of these product components and raw materials. In addition, the Company depends on the submission by the delivery device manufacturer of a DMF for separate review by regulatory authorities. The Company will reference the DMF as part of the PLA submission for the cold adapted influenza vaccine.

     The production and marketing of influenza vaccine is highly seasonal. Because most cases of influenza occur in winter, the majority of influenza vaccinations in the Northern Hemisphere occur between September and December of a given year. If the Company were unable to develop an influenza vaccine for a particular year that meets FDA and CDC guidelines, the Company would receive no revenues from an influenza vaccine for that influenza season, which would materially adversely affect the Company's business, financial condition and results of operation, given the relatively fixed nature of its operating expenses over the short term. Failure of one of the Company's suppliers to deliver timely and sufficient supplies to the Company, if it caused the Company to be unable to deliver vaccines during the peak demand period for the influenza season, would have a disproportionately adverse effect on the Company's financial results.

     The Company currently does not have facilities to manufacture any of its other potential products in commercial quantities and has no experience with commercial manufacture of vaccine products. To manufacture its other potential products for large-scale clinical trials or on a commercial scale, the Company may be required to build a large-scale manufacturing facility, which would require a significant amount of funds. The scale-up of manufacturing for commercial production would require the Company to develop advanced manufacturing techniques and rigorous process controls. However, no assurance can be given as to the ability of the Company to produce commercial quantities of its potential products in compliance with applicable regulations or at an acceptable cost, or at all.

     The Company is alternatively considering the use of contract manufacturers for the commercial production of its other potential products. The Company is aware of only a limited number of manufacturers which it believes have the ability and capacity to manufacture its other potential products in a timely manner. There can be no assurance that the Company would be able to contract with any of these companies for the manufacture of its products on acceptable terms, if at all. If the Company enters into an agreement with a third-party manufacturer, it may be required to relinquish control of the manufacturing process, which could adversely affect the Company's results of operations. Furthermore, a third-party manufacturer also will be required to manufacture the Company's products in compliance with state and federal regulations. Failure of any such third-party manufacturer to comply with state and federal regulations and to deliver the required quantities on a timely basis and at commercially reasonable prices would materially adversely affect the Company's business, financial condition and results of operations. No assurance can be given that the

Company, alone or with a third party, will be able to make the transition to commercial production of its potential products successfully, if at all, or that if successful, the Company will be able to maintain such production. See "Business -- Production and Manufacturing."

STABILITY OF COLD ADAPTED INFLUENZA VACCINE

     The Company's current frozen formulation of the cold adapted influenza vaccine is being designed to meet an acceptable level of stability for the U.S. market initially targeted by the Company. In addition to its current frozen formulation, the Company is exploring alternative formulations and presentations for the vaccine which may enable improved distribution and longer shelf life. There can be no assurance that the Company will succeed in achieving adequate product stability for the current frozen formulation of its live cold adapted influenza vaccine, that the Company's efforts to produce such alternative formulations will be successful, or that such alternative formulations will actually enable improved distribution and longer shelf life.

UNCERTAINTY OF MARKET ACCEPTANCE

     Even if the requisite regulatory approvals are obtained for the Company's potential products, uncertainty exists as to whether such products will be accepted in United States or foreign markets. The Company believes, for example, that widespread use of the Company's proposed vaccines in the United States is unlikely without positive recommendations from the ACIP, the AAP or the American College of Physicians. There can be no assurance that such authorities will recommend the use of the Company's proposed products. The lack of such recommendations would have a material adverse effect on the Company's business, financial condition and results of operations.

     A number of additional factors may affect the rate and overall market acceptance of Aviron's cold adapted influenza vaccine and any other products which may be developed by the Company, including the safety and efficacy results in the Company's clinical trials, the rate of adoption of Aviron's vaccines by health care practitioners, the rate of vaccine acceptance by the target population, the success of the CDC in selecting proper strains to be included in each season's vaccine and the perceived effectiveness of influenza vaccines generally, the timing of market entry relative to competitive products, the availability of alternative technologies, the price of the Company's products relative to alternative technologies, the means and frequency of administration of such products, the availability of third-party reimbursement and the extent of marketing and sales efforts by the Company, collaborative partners and third-party distributors or agents retained by the Company. Side effects, such as the runny nose, sore throat or fever seen in a minority of clinical trial participants, or unfavorable publicity concerning Aviron's products or any product incorporating live virus vaccines could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and efforts to sell the Company's products. The Company's current formulation of the cold adapted influenza vaccine requires frozen storage, which may adversely affect market acceptance in certain foreign countries where adequate freezer capacity is not commonly available. There can be no assurance that physicians, patients or third-party payors will accept new live virus vaccine products or any of the Company's products as readily as other types of vaccines, or at all. See "Business -- Vaccine Products Under Development."

LACK OF MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

     Primary care physicians, including pediatricians, family practitioners, general practitioners, and internists, are expected to play a major role in influencing decisions by individuals to obtain influenza prophylaxis for themselves or their children and the choice of type of immunization. For the cold adapted influenza vaccine to be widely adopted, it will likely be necessary to engage the efforts of an experienced pharmaceutical sales force, in addition to obtaining recommendations for the vaccine's use from advisory bodies such as the ACIP and AAP. Aviron currently has no direct sales or distribution capability nor does it intend to build a large pharmaceutical sales force itself. Rather, the Company intends to obtain these services through collaboration with one or more major pharmaceutical companies in the United States and elsewhere. The Company is currently evaluating the capabilities of a number of such potential partners and expects to conclude one or more agreements as part of its commercialization strategy. No assurance can be given that the Company will be successful in negotiating an arrangement in a timely fashion or that such an agreement will be on favorable terms to the Company.

     The successful commercialization of the Company's products is dependent in part upon the ability of the Company to maintain existing and enter into additional collaborative agreements with corporate partners for the development, testing and marketing of certain of its vaccines and upon the ability of these third parties to perform their responsibilities. The amount and timing of resources devoted to these activities is not within the control of the Company. There can be no assurance that any such agreements or arrangements will be available on terms acceptable to the Company, if at all, that such third parties would perform their obligations as expected, or that any revenue would be derived from such arrangements. If Aviron is not able to enter into such agreements or arrangements, it could encounter delays in introducing its products into the market or be forced to limit the scope of its commercialization activities. If the Company were to market products directly, significant additional expenditures, management resources and time would be required to develop a sales and marketing staff within the Company. In addition, the Company would also be competing with other companies that currently have experienced and well-funded marketing and sales operations. There can be no assurance that the Company will be able to establish its own sales and marketing force or that any such force, if established, would be successful in gaining market acceptance for any products that may be developed by the Company. See "Business -- Marketing and Sales" and "-- Collaborative Agreements."

NEED FOR FUTURE FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL

     The Company's operations to date have consumed substantial and increasing amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop and optimize such technology and proposed products, to establish manufacturing, marketing and sales capabilities and to bring any such products to market. The Company's future capital requirements will depend upon many factors, including continued scientific progress in the research and development of the Company's technology and vaccine programs, the size and complexity of these programs, the ability of the Company to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims or trade secrets and product commercialization activities.

     The Company anticipates that revenues from existing collaborations and current balances of cash, cash equivalents and marketable securities, will enable it to maintain its current and planned operations through 1998. The estimate of the time period in which these capital resources will be sufficient to meet the Company's capital requirements is a forward-looking statement that is subject to risks and uncertainties and the amounts and timing of the expenditures by the Company may vary materially depending on numerous factors, such as the status of the Company's research and development efforts, the regulatory approval process, technological advances, determinations as to commercial potential, the terms of collaborative agreements entered into by the Company, the status of competitive products and the possibility of the Company's construction of a commercial manufacturing facility for its potential products. In particular, if the Company were to construct and equip such a manufacturing facility during this period, the Company anticipates that it would likely begin to make substantial additional capital expenditures in the second half of 1998 and beyond, which may require the Company to seek additional funding. In addition, the Company's research and development expenditures will vary as projects are added, extended or terminated and as a result of variations in funding from existing or future collaborative agreements. The Company is seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. There can be no assurance that any additional collaborative agreements will be entered into or that additional financing will be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, which could materially adversely affect the Company's business, financial condition and results of operations.

UNCERTAINTIES RELATED TO EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

     Aviron commenced its operations in April 1992 and until recently was a development stage company. All of the Company's product candidates are in the research or development stage. With the exception of two in-licensed product candidates, none of the Company's proposed products has yet been approved for clinical trials. To date, the Company has had no revenue from product sales and all of its resources have been dedicated to the development of vaccines. There can be no assurance that product revenues will be realized on a timely basis, if ever.

     The development of safe and effective live vaccines for the prevention of viral diseases such as influenza, parainfluenza and other target diseases is highly uncertain and subject to numerous risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may be found ineffective or cause harmful side effects during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. Aviron has not yet requested or received the regulatory approvals that are required to market its products. Aviron does not expect that any of its proposed products will be ready for commercialization until at least the 1999/2000 influenza season, if at all. The Company's estimate of the potential timing of commercialization of its proposed products is a forward-looking statement that is subject to risks and uncertainties and actual results may vary materially as a result of a number of factors. Such factors include those described under "-- Uncertainties Related to Clinical Trials," " -- Lack of Manufacturing Experience; Reliance on Contract Manufacturers," and "-- Stability of Cold Adapted Influenza Vaccine." To achieve profitability, the Company, alone or with others, must successfully identify, develop, test, manufacture and market its products. There can be no assurance that Aviron will succeed in the development and marketing of any product. Any potential product requires significant additional investment, development, preclinical testing and clinical trials prior to potential regulatory approval and commercialization.

UNCERTAINTY OF FUTURE PROFITABILITY; ACCUMULATED DEFICIT

     The Company has experienced significant and increasing operating losses since its inception in April 1992. As of December 31, 1997, the Company had an accumulated deficit of approximately $66.4 million. Aviron has not received any product revenue to date and does not expect to generate revenues from the sale of products for several years, if at all. The Company expects to incur significant and increasing operating losses over at least the next several years as the Company's research and development efforts, preclinical testing and clinical trial activities expand. The Company's ability to achieve profitability, or to refinance its obligations with respect to its indebtedness, depends in part upon its ability, alone or with others, to complete development of its proposed products, to obtain required regulatory approvals and to successfully manufacture and market such products. To the extent that the Company is unable to obtain third-party funding for expenses, the Company expects that its increased expenses will result in increased losses from operations. There can be no assurance that Aviron will obtain required regulatory approvals or successfully identify, develop, test, manufacture and market any product candidates, or that the Company will ever achieve product revenues or profitability. There can be no assurance that the Company's revenues, operating results, cash flow and capital resources if and once generated will be sufficient for payment of its indebtedness in the future. In the absence of such revenues, operating results, cash flow and capital resources or in the event of any such delays or other problems, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds that the Company could realize therefrom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS; DEPENDENCE ON TRADE SECRETS

     The Company's success will depend in part on its ability to maintain its technology licenses, maintain trade secrets, obtain patents and operate without infringing the proprietary rights of others, both in the United States and in other countries. Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions, and therefore the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability, cannot be predicted. There can be no assurance that any of the Company's or its licensors' patents or patent applications will issue or, if issued, will not be reexamined, reissued, opposed, challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

     In May 1996, American Cyanamid Company filed an opposition to the grant of the Company's European patent with claims directed to chimeric negative strand RNA viruses and to methods of engineering these viruses to express foreign proteins and antigens. American Cyanamid Company primarily challenges the breadth of the claims which the Company was granted. Although the Company is responding to the opposition, no assurance can be given as to the scope of the claims, if any, which the European Patent Office ultimately will find patentable. Failure of the Company to prevail in the opposition would impede the Company's ability to prevent competitors from using this technology in Europe.

     The commercial success of Aviron additionally will depend, in part, upon the Company not infringing patents issued to others. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the areas of the Company's programs. Some of these patent applications or patents may limit the scope of claims issuing from the Company's patent applications, prevent certain claims from being issued, or conflict in certain respects with claims made under the Company's applications.

     The Company is aware of patent applications that have been filed by others that may pertain to certain aspects of the Company's programs or to its patents or patent applications, including the patents related to the Company's RSV vaccine under development. The Company is aware of a claim by a third party, regarding inventorship of subject matter claimed in a United States patent which, along with its related foreign counterpart patents and applications, is licensed to the Company and which is directed to certain aspects of technology relating to herpes viruses. This claim may also relate to a pending United States patent application which is a continuation of the licensed patent. It is presently unclear whether this claim of inventorship is valid, and, if valid, it could affect ownership of the subject United States patent and patent application as well as their foreign counterparts.

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

     The patent laws of European and certain other foreign countries generally do not allow for the issuance of patents for methods of treatment of the human body. To the extent the Company's patent portfolio includes claims for methods of treating humans, these methods may not be protectable in Europe and certain other foreign countries.

     The Company also relies on trade secrets to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. Certain of the Company's licensors also rely on trade secrets to protect technology which has been licensed to Aviron, and as a result, the Company is dependent on the efforts of such licensors to protect such trade secrets. For example, the University of Michigan relies, in part, on trade secrets to protect the master strains of the cold adapted influenza virus used by the Company and the NIH relies in part on trade secrets to protect the master strains of the bPIV-3 virus. Aviron protects its proprietary technology and processes, in part, by confidentiality agreements or material transfer agreements with its employees, consultants, collaborators and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets or those of its licensors will not otherwise become known or be independently discovered by competitors. To the extent that Aviron or its consultants or research collaborators use intellectual property owned by others in their work for the Company, disputes may also arise as to the rights in related or resulting know-how and inventions. See "-- Lack of Patent Protection of Cold Adapted Influenza Master Donor Strains."

LACK OF PATENT PROTECTION OF COLD ADAPTED INFLUENZA MASTER DONOR STRAINS

     The Company has no issued patents covering the cold adapted influenza master donor strains. The Company's rights to the master donor strains are substantially based on an exclusive worldwide license of materials and know-how from the University of Michigan, which owns the master donor strains from which the Company's vaccine is derived, and on an exclusive license of know-how and clinical trial data from the NIH. Neither the University of Michigan nor the NIH has been issued any patents covering the cold adapted influenza vaccine. There can be no assurance that a third party will not gain access by some means to University of Michigan master donor strains, reproduce the Company's cold adapted influenza vaccine or develop another live virus influenza vaccine which might be comparable to Aviron's in terms of safety and effectiveness. See
"-- Uncertainty of Protection of Patents and Proprietary Rights; Dependence on Trade Secrets."

GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVALS

     The production and marketing of the Company's products and its ongoing research and development activities are subject to extensive regulation by numerous government authorities in the United States and other countries. Prior to marketing in the United States, any product developed by the Company must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. Satisfaction of such regulatory requirements, which includes demonstrating that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. This process may be more demanding for vaccines intended for use in healthy people compared to therapeutics used for treatment of people with diseases. Preclinical studies must be conducted in compliance with the FDA's Good Laboratory Practice regulations. Clinical testing must meet requirements for Institutional Review Board oversight and informed consent, as well as FDA prior review, oversight and Good Clinical Practice regulations. The Company has limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval. Furthermore, the Company or the FDA may suspend clinical trials at any time if either believes that the subjects participating in such trials are being exposed to unacceptable health risks.

     The Company understands that its vaccine products will be classified by the FDA as "biologic products," as opposed to "drug products." The steps ordinarily required before a biologic product may be marketed in the United States include
(a) preclinical testing and clinical trials; (b) the submission to the FDA of an IND, which must become effective before clinical trials may commence; (c) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (d) the submission to the FDA of a PLA, together with an ELA for each manufacturing facility; and (e) FDA approval of the applications, including approval of all product labeling.

     Preclinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials or that the lack of an objection means that the FDA will ultimately approve an application for marketing approval.

     Before receiving FDA approval to market a product in accordance with the above procedures, the Company will have to demonstrate that the product is safe and effective. Data obtained from preclinical testing and clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Similar delays may also be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. If regulatory approval of a product is granted, such approval and related labeling claims will be limited to those specific segments of the population for which the product is safe and effective, as demonstrated through clinical trials. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. The regulatory standards for manufacturing are currently being applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. There can be no assurance that any product developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive or maintain marketing approval.

     The Company believes that the approval process for vaccines may be longer than for therapeutic products, since vaccines are administered to healthy individuals. In addition, regulatory scrutiny may be particularly intense for products, such as Aviron's cold adapted influenza vaccine, which are designed to be given to healthy children.

     Outside the United States, the Company's ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union (the "EU"), procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authorities are satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

INTENSE COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE

     The Company operates in a rapidly evolving field. Any product developed by the Company would compete with existing and new drugs and vaccines being created by pharmaceutical, biopharmaceutical and biotechnology companies. If the Company were able to successfully develop its vaccines, it would be competing with larger companies that have already introduced vaccines and have significantly greater marketing, sales, manufacturing, financial and managerial resources. For example, with respect to its cold adapted influenza vaccine, the Company will be competing against larger companies such as Pasteur Merieux Connaught, Wyeth-Ayerst, and Evans, the supplier of the Company's cold adapted influenza vaccine. Each of these companies sells the injectable inactivated influenza vaccine in the United States, has significantly greater financial resources than Aviron and has established marketing and distribution channels for such products. In addition the Company is aware of efforts to develop improved inactivated injectable influenza vaccines by Chiron (Chiron Biocine Division) and others; intranasally administered inactivated vaccines by Swiss Serum and Vaccine Institute, Biovector Therapeutics, S.A. and Virus Research Institute; a "naked DNA" vaccine by Merck Research Laboratories; and a commercially available cold adapted influenza vaccine in Russia. Further, the Company is aware of several large pharmaceutical companies that alone or with partners are developing new drug therapies designed to relieve the symptoms of influenza. The Company is also aware of several companies that are marketing or are in late-stage development of products to prevent CMV or HSV disease, including Glaxo Wellcome plc ("Glaxo"), and a cold adapted PIV-3 vaccine developed with NIH support which is licensed to Wyeth-Ayerst.

     New developments are expected to continue in the pharmaceutical, biopharmaceutical and biotechnology industries and in academia, government agencies and other research organizations. Other companies may succeed in developing products that are safer, more effective or less costly than any that may be developed by the Company. Such companies may also be more effective than the Company in the production and marketing of their products. Furthermore, rapid technological development by competitors may result in the Company's products becoming obsolete before the Company is able to recover its research, development or commercialization expenses incurred in connection with any such product. Many potential competitors have substantially greater financial, technical, marketing and sales resources than the Company. Some of these companies also have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, government agencies and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures.

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

DEPENDENCE ON COLLABORATIVE AGREEMENTS

     The Company's strategy for the development, clinical trials, manufacturing and commercialization of certain of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. The Company in-licensed its cold adapted influenza vaccine from the NIAID and the University of Michigan. It has obtained rights to certain recombinant negative strand RNA technology from Mount Sinai, and rights to the herpes simplex viruses, EBV and various recombinant methods and materials from ARCH. The Company has entered into agreements with SmithKline Beecham for the development of its EBV vaccine, with Sang-A for clinical development, manufacturing and development rights for certain products in Korea and certain Asian countries (not including Japan), and has licensed from the NIAID rights covering its PIV-3 vaccine. There can be no assurance that the Company will be able to maintain existing collaborative agreements, negotiate collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake product development and commercialization activities at its own expense, which would increase the Company's capital requirements or require the Company to limit the scope of its development and commercialization activities. In addition, the Company may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements. ARCH has recently asserted an interpretation of the financial terms of this agreement with the Company, relating to the license by Aviron of its EBV technology to SmithKline Beecham, which would require the Company to pay ARCH one-half of any future or past payments (including sub-license fees and milestone payments) received by Aviron under the SB Agreement. The Company disputes ARCH's interpretation of the financial terms of the agreement. No assurance can be given, however, that the Company's interpretation will prevail. Failure of the Company to prevail in this matter could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company cannot control the amount and timing of resources which its collaborative partners devote to the Company's programs or potential products, which may vary, because of factors unrelated to the potential products. If any of the Company's collaborative partners breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed and the Company would be required to devote additional resources to product development and commercialization, or terminate certain development programs. These relationships generally may be terminated at the discretion of the Company's collaborative partners, in some cases with only limited notice to the Company. The termination of collaborative arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates, or could result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

EXECUTIVE OFFICERS

     The executive officers of the Company are set forth below:

                      NAME                        AGE                   POSITION
                      ----                        ---                   --------
J. Leighton Read, M.D. .........................  47    Chairman and Chief Executive Officer
Fred Kurland....................................  48    Senior Vice President and Chief Financial
                                                          Officer
C. Jo White, M.D. ..............................  43    Senior Vice President, Medical Affairs
Martin L. Bryant, M.D., Ph.D. ..................  48    Vice President, Research
Victor Jegede, Ph.D. ...........................  52    Vice President, Technical Affairs
Paul M. Mendelman, M.D. ........................  49    Vice President, Clinical Research
Eric J. Patzer, Ph.D. ..........................  47    Vice President, Development

     J. Leighton Read, M.D., a founder of the Company, has been Chairman and Chief Executive Officer of the Company since 1992 and was Chief Financial Officer of the Company from 1992 until 1996. In 1989, he co-founded Affymax N.V. with Dr. Alejandro Zaffaroni, serving initially as its Executive Vice President and Chief Operating Officer and later, from 1990 to 1991, as president of the Pharma Division and as a Managing Director of the parent company. From 1991 to 1993, Dr. Read was a principal with Interhealth Limited, an investment partnership. Prior to 1989, Dr. Read held appointments at the Harvard Medical School and School of Public Health, where his research dealt with techniques for assessing the cost effectiveness of pharmaceutical products. He has served on the boards of a number of private biotechnology companies and is currently on the board of CV Therapeutics, Inc. and AxyS Pharmaceuticals, Inc., both of which are biotechnology companies. Dr. Read holds a B.S. in Biology and Psychology from Rice University and an M.D. from the University of Texas Health Science Center at San Antonio.

     Fred Kurland was appointed Senior Vice President and Chief Financial Officer of the Company in January 1998. Prior to joining the Company, Mr. Kurland was Vice President and Chief Financial Officer of Protein Design Labs, Inc., a biotechnology company, from 1996 to 1998. From 1995 to 1996, Mr. Kurland was Vice President and Chief Financial Officer at Applied Immune Sciences, a biotechnology company, and from 1987 to 1995, he held a number of positions at Syntex Corporation, a pharmaceutical company, most recently as Vice President and Controller. Mr. Kurland, a Certified Public Accountant, holds a B.S. in Business and Economics from Lehigh University, and an M.B.A. and a J.D. from the University of Chicago.

     C. Jo White, M.D., was appointed Senior Vice President, Medical Affairs in September 1997. Prior to joining the Company in 1997, Dr. White was Vice President of Clinical Development at North American Vaccine, Inc., a vaccine manufacturing company. From 1996 to 1997, Dr. White was Vice President, Clinical Development of PPD Pharmaco, a clinical research organization. From 1995 to 1996, Dr. White was a private consultant. From 1987 to 1995, she held various positions with Merck Research Laboratories, a pharmaceutical company, most recently as Senior Director, Vaccines. Dr. White holds a B.A. in Microbiology from the University of Texas, and an M.D. from Baylor College of Medicine.

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

     Victor Jegede, Ph.D., has been Vice President, Technical Affairs of the Company since 1995. From 1992 to 1994, Dr. Jegede was Vice President, Regulatory Affairs and Quality for Creative BioMolecules, Inc., a biopharmaceuticals company, and from 1989 to 1992, he was Director, Regulatory Affairs and Quality for WelGen Manufacturing Partnership (BW Manufacturing, Inc.), a division of Burroughs Wellcome Manufacturing, Inc., a pharmaceutical manufacturer. Dr. Jegede holds a B.S. and an M.S. in Biology and a Ph.D. in Bacteriology from Boston College.

     Paul M. Mendelman, M.D., has been Vice President, Clinical Research of the Company since 1996. Dr. Mendelman also is currently consulting professor in the Department of Pediatrics at the Stanford University School of Medicine. Prior to joining the Company, Dr. Mendelman was Director, Clinical Research, Infectious Diseases for Merck Research Laboratories, a pharmaceutical company, since 1991. From 1983 to 1991, Dr. Mendelman was Clinical Instructor, Assistant Professor and then Associate Professor of Pediatrics at the University of Washington. Dr. Mendelman holds a B.S. and an M.D. from Ohio State University and is a fellow of the American Academy of Pediatrics.

     Eric J. Patzer, Ph.D., has been Vice President, Development of the Company since 1996. Prior to joining the Company, Dr. Patzer held various positions with Genentech, Inc, a pharmaceutical company, since 1981, most recently as Vice President, Development. Dr. Patzer holds a B.S. in Mechanical Engineering from The Pennsylvania State University and a Ph.D. in Microbiology from the University of Virginia.

ITEM 2. PROPERTIES

     Aviron leases approximately 52,800 square feet of office and laboratory space in Mountain View, California. The Company has leased this facility through October 2005 and has two options to extend the lease for successive five-year terms. The Company currently subleases approximately 6,667 square feet of space to a subtenant. This sublease is on a month-to-month basis and may be extended or renegotiated at Aviron's discretion. The Company also has a right of first notice to lease an additional 80,000 square feet of space in buildings adjacent to its current facility beginning in 1999. In addition, the Company is leasing space pursuant to the PCI Agreement. Aviron believes that, assuming it is able to lease all or a significant portion of this space, it will be able to meet its facility needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     In July 1996, Chiron Corporation (Chiron) filed a complaint against the Company in San Mateo County, California, Superior Court, alleging that certain of Aviron's patent applications relating to its EBV program were based on Chiron proprietary information which was improperly conveyed to Aviron by a former Chiron employee, and that the Company had engaged in unfair competition. In September 1997, the Company and Chiron concluded an amicable settlement of the litigation, under which Aviron agreed to pay a nominal amount in exchange for a dismissal of the litigation and a general release by Chiron as to both Aviron and its employee.

     In May 1996, American Cyanamid Company filed an opposition to the grant of the Company's European patent with claims directed to chimeric negative strand RNA viruses and to methods of engineering these viruses to express foreign proteins and antigens. American Cyanamid Company primarily challenges the breadth of the claims which the Company was granted. Although the Company is responding to the opposition, no assurance can be given as to the scope of the claims, if any, which the European Patent Office ultimately will find patentable. Failure of the Company to prevail in the opposition would impede the Company's ability to prevent competitors from using this technology in Europe.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "AVIR." Public trading of the Common Stock commenced on November 5, 1996. Prior to that, there was no public market for the Common Stock. The following table set forth for the periods indicated the high and low price per share of the common stock on the Nasdaq National Market. These prices represent quotations among dealers without adjustments for retail mark-ups, mark-downs or commission, and may not represent actual transactions.

                                                              HIGH      LOW
                                                             ------    ------
1996
Fourth Quarter ended December 31, 1996.....................  $8.375    $    6.875

1997
First Quarter ended March 31, 1997.........................  12.75          6.75
Second Quarter ended June 30, 1997.........................  15.25          8.00
Third Quarter ended September 30, 1997.....................  32.75         11.00
Fourth Quarter ended December 31, 1997.....................  28.50         18.75

     On March 12, 1998, there were 398 holders of record of the Company's common stock.

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                 1993      1994       1995       1996       1997
                                                -------   -------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues................................  $    --   $    --   $  1,707   $  1,625   $  1,477
Operating Expenses:
  Research and development....................    2,073     4,216     10,220     14,997     24,254
  General and administrative..................    1,874     2,493      3,252      4,595      5,978
                                                -------   -------   --------   --------   --------
          Total operating expenses............    3,947     6,709     13,472     19,592     30,232
                                                -------   -------   --------   --------   --------
Loss from operations..........................   (3,947)   (6,709)   (13,472)   (19,592)   (28,755)
                                                -------   -------   --------   --------   --------
Interest income, net of interest expense......      175       207        362        466      2,253
                                                -------   -------   --------   --------   --------
Net loss......................................  $(3,773)  $(6,502)  $(11,403)   (17,501)  $(26,502)
                                                =======   =======   ========   ========   ========
Basic and diluted net low per share...........                                            $  (1.94)
                                                                                          ========
Pro forma net loss per share(1)...............                      $  (1.70)  $  (1.94)
                                                                    ========   ========
Shares used in computing basic and diluted net
  loss per share(1)...........................                         6,711      9,043     13,684
                                                                    ========   ========   ========

                                                                  DECEMBER 31,
                                               ---------------------------------------------------
                                                1993       1994       1995       1996       1997
                                                ----     --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and investments.......  $12,410   $  6,449   $ 17,819   $ 17,872   $ 75,111
Working capital..............................   12,155      5,877     16,775     16,411     54,580
Total assets.................................   13,206      7,789     19,878     21,592     85,325
Capital lease obligations, noncurrent........       --        750        618        871        521
Deferred compensation........................       --         --        180      1,099        588
Accumulated deficit..........................   (4,525)   (11,060)   (22,444)   (39,935)   (66,411)
Total stockholders' equity...................   12,893      6,362     17,537     17,947     75,742

---------------
(1) See Note 1 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used to compute pro forma per share amounts.

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

OVERVIEW

     Since its inception in April 1992, Aviron has devoted substantially all of its resources to its research and development programs. To date, Aviron has not generated any revenues from the sale of products and does not expect to generate any such revenues for at least several years, if at all. Aviron has incurred cumulative net losses of approximately $66.4 million as of December 31, 1997, and it expects to incur substantial operating losses over at least the next several years.

     Aviron has financed its operations through proceeds from private placements of Preferred Stock, two public offerings and a private placement of Common Stock, revenue from its collaborative agreements, equipment lease financing and investment income earned on cash, cash equivalents and marketable securities.

     The Company expects its research and development expenditures to increase substantially over the next several years as the Company expands its research and development efforts and preclinical testing and clinical trials with respect to certain of its programs. In addition, general and administrative expenses are expected to continue to increase as the Company expands its operations.

     In October 1995, the Company signed an agreement with SmithKline Beecham defining a collaboration on the Company's EBV vaccine technology (the "SB Agreement"). Under the terms of the SB Agreement, the Company granted SmithKline Beecham an exclusive license to produce, use and sell EBV vaccines incorporating the Company's technology for prophylactic and therapeutic uses on a worldwide basis, except in Korea. The Company has retained the right to co-market a monovalent formulation of the vaccine in the United States and to have SmithKline Beecham supply such vaccine. SmithKline Beecham agreed to fund research and development at the Company related to the EBV vaccine, in specified minimum amounts, during the first two years of the SB Agreement. SmithKline Beecham made an initial upfront payment to the Company in 1995 and agreed to make additional payments upon the achievement of certain product development milestones, the first of which was paid to the Company in 1997. The Company is entitled to royalties from SmithKline Beecham based on net sales of the vaccine. No assurance can be given, however, that the Company will receive any additional payments from SmithKline Beecham or that SmithKline Beecham will not terminate its agreement with the Company.

     In May 1995, the Company entered into a Development and License Agreement with Sang-A. The Company granted to Sang-A exclusive clinical development, manufacturing and marketing rights in Korea for specified products developed by Aviron, including vaccines for influenza (cold adapted and recombinant), EBV, CMV, HSV-2 and RSV. However, the Company is under no obligation to develop any product. Sang-A will make payments to the Company upon Sang-A's meeting certain regulatory milestones for each product in Korea and will pay a royalty to the Company on net sales of such products in Korea. No assurance can be given, however, that the Company will receive any payments from Sang-A or that Sang-A will not terminate its agreement with the Company.

     In January 1997, the Hanbo Group, the conglomerate that owns Sang-A, declared bankruptcy. The Company is unable to predict what, if any, long-term effect the bankruptcy of the Hanbo Group will have on Hanbo Group subsidiaries, including Sang-A, and on the Company's agreement with Sang-A.

     In 1996 the Company initiated a two-year pivotal Phase III clinical trial to evaluate its cold adapted influenza vaccine in children. The Company enrolled 1,602 children at 10 clinical sites, of which 1,314 were vaccinated with a second dose 46 to 74 days after initial vaccination. In July 1997 the Company and NIAID announced that, based on an initial analysis of the first stage of the Phase III trial, Aviron's live cold adapted intranasal vaccine for influenza demonstrated a 93% protection rate against culture confirmed influenza in those children receiving two doses, the primary endpoint of the study. The clinical investigators presented the initial findings of this trial at a scientific conference in fall 1997 and have submitted the findings for publication in a peer-reviewed medical journal. The Company intends to submit a PLA to the FDA based on the data from this trial and prior studies, and will support its PLA with additional data from the second stage of this Phase III clinical trial as well as other trials.

     The Company currently is evaluating the costs and benefits of developing internal manufacturing capabilities or contracting for expanded or alternative sources of supply from third-party manufacturers. In 1996, the Company completed construction of a pilot manufacturing facility funded through its existing capital lease line of credit. In April 1997, the Company entered into an agreement with Evans for the commercial manufacture of bulk supplies of the Company's live cold adapted influenza vaccine until December 31, 2001. In October 1997, the Company entered into an agreement with PCI for the blending, filling, packaging and labeling of its live cold adapted influenza vaccine in the United States until October 2004. The agreements with Evans and PCI require the Company to incur operating expenses upon signing and for the duration of the agreements for facility space, utilities and insurance.

     The Company's business is subject to significant risks, including but not limited to, the risks inherent in its research and development efforts, including preclinical testing and clinical trials, uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be found unsafe or ineffective during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. See "Business Risks."

RESULTS OF OPERATIONS

  Years Ended December 31, 1997 and 1996

     Revenues. Total revenues for the year ended December 31, 1997 were $1.5 million, compared to $1.6 million for the year ended December 31, 1996. Revenues resulted from reimbursement for contract research from SmithKline Beecham in 1996 and 1997, and a milestone payment of $1.0 million from SmithKline Beecham in 1997 for commencement of clinical trials for the EBV vaccine. The Company expects to have little or no revenue from SmithKline Beecham in 1998.

     Operating Expenses. Research and development expenses increased 62% to $24.3 million in the year ended December 31, 1997 from $15.0 million for the year ended December 31, 1996. These increases were primarily due to increases in research and development staffing, expenses associated with clinical trials of the Company's cold adapted influenza and PIV-3 vaccines and preclinical testing associated with other programs. The Company expects these expenses to increase in 1998 as clinical trials continue, and as development and pre-manufacturing activities expand in preparation for potential commercialization.

     General and administrative expenses increased 30% to $6.0 million in the year ended December 31, 1997 from $4.6 million for the year ended December 31, 1996. These increases were incurred to support the Company's expanded research and development functions, patent and legal expenses, activities associated with becoming a public company and corporate development activities. The Company expects these expenses to increase in 1998 due to premarketing and other pre-commercialization activities and growth of the Company's administrative infrastructure.

     Net Interest Income. The Company's net interest income increased to $2.3 million in the year ended December 31, 1997, from $466,000 in the year ended December 31, 1996. The increase in interest income reflects the effects of the Company's increase in average cash, cash equivalent and investment balances in 1997.

  Years Ended December 31, 1996 and 1995

     Revenues. Total revenues for the year ended December 31, 1996 were $1.6 million, compared to $1.7 million for the year ended December 31, 1995. Revenues in 1996 resulted primarily from reimbursement for contract research from SmithKline Beecham, and in 1995 from license revenues from SmithKline Beecham.

     Operating Expenses. Research and development expenses increased 47% to $15.0 million in the year ended December 31, 1996 from $10.2 million for the year ended December 31, 1995. Included in research and development expenses for the year ended December 31, 1995 is a one-time charge of $1.6 million relating to Aviron's agreement with the University of Michigan for a license. Without the one-time charge, research and development expenses increased 74% between the years ended December 31, 1996 and 1995. These increases were primarily due to increases in research and development staffing, expenses associated with clinical trials of the Company's cold adapted influenza vaccine and preclinical testing associated with other programs.

     General and administrative expenses increased 41% to $4.6 million in the year ended December 31, 1996 from $3.3 million for the year ended December 31, 1995. These increases were incurred to support the Company's expanded research and development facilities, patent and legal expenses, activities associated with becoming a public company and corporate development activities.

     Net Interest Income. The Company's net interest income increased to $466,000 in the year ended December 31, 1996, from $362,000 in the year ended December 31, 1995. The increase in interest income reflects the effects of the Company's increase in average cash and investment balances in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Aviron had cash, cash equivalents and marketable securities at December 31, 1997 of approximately $75.1 million. In order to preserve principal and maintain liquidity, the Company's funds are invested primarily in United States Treasury obligations, highly rated corporate obligations and other short-term investments.

     The Company has financed its operations since inception primarily through private placements of Preferred Stock from 1992 to 1995, an initial public offering of its Common Stock in November 1996, a private sale of Common Stock in March 1997, and a second public offering of Common Stock in August 1997. Through December 31, 1997, the Company had raised approximately $139.8 million from such sales net of offering expenses. Cash used in operations was $16.0 million and $19.8 million for the years 1996 and 1997, respectively. Cash expended for capital additions and to repay lease financing arrangements amounted to approximately $1.2 million and $6.4 million for 1996 and 1997, respectively. Capital expenditures increased in 1997 primarily as a result of the construction of capital improvements at third-party manufacturing facilities. The Company expects expenditures to be higher during 1998 as the Company develops its products and expands its clinical trials and continues to make capital improvements at third-party manufacturing facilities.

     In March 1998, the Company entered into a Stock Repurchase Agreement with Sang-A pursuant to which Sang-A has agreed not to sell any of its shares of Aviron Common Stock prior to the closing of the Offering. Contingent upon the closing of the Note Offering, Aviron has agreed to repurchase 530,831 shares from Sang-A on the closing date of the Note Offering at a purchase price equal to the greater of (i) $25 per share, or (ii) the last reported bid price of the Company's Common Stock on the Nasdaq National Market on the pricing date of the Note Offering.

     The Company believes that its existing cash, cash equivalents and marketable securities, together with the interest thereon, and revenues from existing collaborations, will enable it to maintain its current and planned operations through 1998. The Company's future cash requirements will depend on numerous factors, including continued scientific progress in the research and development of the Company's technology and vaccine programs, the size and complexity of these programs, the ability of the Company to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the cost of constructing manufacturing facilities, should they be deemed necessary, and product commercialization activities. In particular, if the Company were to construct and equip such a manufacturing facility during this period, the Company anticipates that it would likely begin to make substantial additional capital expenditures in the second half of 1998 and beyond, which may require the Company to seek additional funding. The Company is seeking additional collaborative agreements with corporate partners and may seek access to the public or private equity markets. There can be no assurance, however, that any such agreements will be entered into or that they will reduce the Company's funding requirements or that additional funding will be available. The Company expects that additional equity or debt financings will be required to fund its operations. There can be no assurance that such funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative agreements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, which would materially adversely affect the Company's business, financial condition and results of operations.

INCOME TAXES

     At December 31, 1997, the Company had a federal net operating loss carryforward of approximately $66.3 million and research tax credits of approximately $2.0 million which will expire at various dates between

2007 and 2012 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "ownership change" provisions of the Internal Revenue Code of 1986. See Note 8 of Notes to Financial Statements.

IMPACT OF YEAR 2000

     The Company is in the process of performing its assessment of the impact of year 2000 on its operations. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues. The Company has evaluated its financial and accounting systems and concluded that they are not materially affected by the year 2000. It is unknown the extent, if any, of the impact of the year 2000 on other systems and equipment. There can be no assurance that all third parties will address the year 2000 issue in a timely fashion if at all. Any significant year 2000 compliance problems of the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and notes thereto appear on pages F-2 to F-17 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held on June 4, 1998, under the captions "Election of Directions -- Nominees," and "Security Ownership of Certain Beneficial Owners and Management -- Compliance with the Reporting Requirement of Section 16(a)," and is hereby incorporated by reference herein. The information relating to executive officers of the Company is contained in Part I, Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held June 4, 1998, under the caption "Executive Compensation," and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held June 4, 1998, under the captain "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held June 4, 1998, under the caption "Certain Transactions," and is hereby incorporated by reference herein.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Index to Financial Statements

     The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Balance Sheets at December 31, 1996 and 1997................  F-3
Statements of Operations for each of the three years in the
  period ended December 31, 1997............................  F-4
Statement of Stockholders' Equity for each of the three
  years in the period ended December 31, 1997...............  F-5
Statements of Cash Flows for each of the three years in the
  period ended December 31, 1997............................  F-6
Notes to Financial Statements...............................  F-7

     (2) Index to Financial Statements Schedules

    All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

     (3) Exhibits

     ITEM                             DESCRIPTION
    ------                            -----------
        3.1   Bylaws of the Registrant(2).
        3.2   Restated Certificate of Incorporation of the Registrant.(2)
        4.1   Reference is made to Exhibits 3.1 and 3.2.
        4.2   Specimen Stock Certificate(1).
        4.3   Warrant for Series A Preferred Stock, issued to The Mount
              Sinai School of Medicine of the City of New York(1).
        4.4   Warrant for Series A Preferred Stock, issued to The Mount
              Sinai School of Medicine of the City of New York(1).
        4.5   Warrant for Series A Preferred Stock, issued to The Mount
              Sinai School of Medicine of the City of New York(1).
        4.6   Warrant or Series A Preferred Stock, issued to The Mount
              Sinai School of Medicine of the City of New York(1).
        4.7   Warrant for Series C Preferred Stock, issued to Raymond,
              James & Associates(1).
        4.8   Investors Rights Agreement, dated July 18, 1995, among the
              Registrant and the investors named therein(1).
        4.9   Common Stock Purchase Agreement between the Registrant and
              Biotech Target, S.A., dated as of March 27, 1997(3).
        4.10  Rights Agreement between the Registrant and BankBoston,
              N.A., dated as of October 8, 1997(5).
      +10.1   License Agreement between the Registrant and ARCH
              Development Corporation, dated July 1, 1992(1).
      +10.2   Technology Transfer Agreement between the Registrant and The
              Mount Sinai School of Medicine of the City University of New
              York, dated February 9, 1993(1).
      +10.3   Materials Transfer and Intellectual Property Agreement
              between the Registrant and the Regents of the University of
              Michigan, dated February 24, 1995(1).

     ITEM                             DESCRIPTION
    ------                            -----------
       10.4   Stock Transfer Agreement between the Registrant and the
              Regents of the University of Michigan, dated February 24,
              1995(1).
      +10.5   Development and License Agreement between the Registrant and
              Sang-A Pharm. Co., Ltd., dated May 3, 1995(1).
      +10.6   Cooperative Research and Development Agreement between the
              Registrant and the National Institutes of Health, dated May
              30, 1995(1).
      +10.7   Heads of Agreement between the Registrant and SmithKline
              Beecham Biologicals S.A., dated October 8, 1995(1).
      +10.8   Manufacturing and Development Agreement between the
              Registrant and Evans Medical Limited, dated November 7,
              1995(1).
      *10.9   1996 Equity Incentive Plan(1).
      *10.10  1996 Non-Employee Directors' Stock Option Plan(1).
      *10.11  1996 Employee Stock Purchase Plan(1).
       10.12  Industrial lease between the Registrant and the Vanni
              Business Park General Partnership, dated August 29, 1995(1).
      +10.13  First Amendment to License Agreement between the Registrant and ARCH Development Corporation dated March 15, 1996(1).
      +10.14  Biological Materials License Agreement between the
              Registrant and the National Institutes of Health, dated May
              31, 1996(1).
      +10.15  Contract Manufacture Agreement between the Registrant and
              Evans Medical Limited, dated as of April 16, 1997(4).
     ++10.16  Production Agreement between the Registrant and Packaging
              Coordinators, Inc., dated as of October 31, 1997(6).
       10.17  Facility Reservation Agreement between the Registrant and
              Packaging Coordinators, Inc., dated as of October 31,
              1997(6).
       23.1   Consent of Ernst & Young LLP, Independent Auditors.
       24.1   Power of Attorney. See Signature Page.
       27.1   Financial Data Schedules.

---------------
 +  Confidential treatment has been granted for portions of this exhibit.

++  Confidential treatment has been requested for portions of this exhibit.

 *  Compensatory Plan or Agreement

(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1, File No. 333-05209, filed June 5, 1996, as amended.

(2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ended September 30, 1996, filed December 20, 1996.

(3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-20815, filed May 15, 1997.

(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Current Report on Form 8-K, File No. 0-20815, dated April 16, 1997 and filed July 21, 1997.

(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Current Report on Form 8-K, File No. 0-20815, dated October 8, 1997 and filed October 10, 1997.

(6) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-3, File No. 333-41649, filed December 10, 1997.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated October 8, 1997 on October 10, 1997, File No. 0-20815, reporting on the adoption of a Share Purchase Rights Plan.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly organized, on the 16th day of March 1998.

                                          AVIRON

                                          By   /s/ J. LEIGHTON READ, M.D.

                                            ------------------------------------
                                                   J. Leighton Read, M.D.
                                            Chairman and Chief Executive Officer
                                               (Principal Executive Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Leighton Read, M.D. and Fred Kurland, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

             /s/ J. LEIGHTON READ, M.D.                Chairman and Chief Executive     March 16, 1998
-----------------------------------------------------  Officer (Principal Executive
               J. Leighton Read, M.D.                  Officer)

                  /s/ FRED KURLAND                     Senior Vice President and Chief  March 16, 1998
-----------------------------------------------------  Financial Officer (Principal
                    Fred Kurland                       Financial and Accounting
                                                       Officer)

                 /s/ REID W. DENNIS                    Director                         March 16, 1998
-----------------------------------------------------
                   Reid W. Dennis

              /s/ PAUL H. KLINGENSTEIN                 Director                         March 16, 1998
-----------------------------------------------------
                Paul H. Klingenstein

             /s/ BERNARD ROIZMAN, SC.D.                Director                         March 16, 1998
-----------------------------------------------------
               Bernard Roizman, Sc.D.

              /s/ L. JAMES STRAND, M.D.                Director                         March 16, 1998
-----------------------------------------------------
                L. James Strand, M.D.

               /s/ JANE E. SHAW, PH.D.                 Director                         March 16, 1998
-----------------------------------------------------
                 Jane E. Shaw, Ph.D.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Balance Sheets at December 31, 1996 and 1997................  F-3
Statements of Operations for each of the three years in the
  period ended December 31, 1997............................  F-4
Statement of Stockholders' Equity for each of the three
  years in the period ended December 31, 1997...............  F-5
Statements of Cash Flows for each of the three years in the
  period ended December 31, 1997............................  F-6
Notes to Financial Statements...............................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS
AVIRON

     We have audited the accompanying balance sheets of Aviron as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviron at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 13, 1998

                                     AVIRON

                                 BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 12,166    $ 15,239
  Short-term investments....................................     5,706      47,285
  Accounts receivable.......................................       500          29
  Prepaid expenses and other current assets.................       813       1,001
                                                              --------    --------
          Total current assets..............................    19,185      63,554
  Long-term investments.....................................        --      12,587
  Property and equipment, net...............................     2,319       7,582
  Deposits and other assets.................................        88       1,602
                                                              --------    --------
TOTAL ASSETS................................................  $ 21,592    $ 85,325
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $    695    $  3,636
  Accrued compensation......................................       138         756
  Accrued clinical trial costs..............................       752       3,592
  Accrued offering costs....................................       474          --
  Accrued expenses and other liabilities....................       143         513
  Current portion of capital lease obligations..............       572         477
                                                              --------    --------
          Total current liabilities.........................     2,774       8,974
  Deferred rent.............................................        --          88
  Capital lease obligations, noncurrent.....................       871         521

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized; issuable in series; none outstanding at
     December 31, 1996 and 1997.............................        --          --
  Common stock, $0.001 par value; 30,000,000 shares
     authorized; 11,452,033 and 16,082,476 shares issued and
     outstanding at December 31, 1996 and 1997,
     respectively...........................................        11          16
  Additional paid-in capital................................    59,127     142,840
  Notes receivable from stockholders........................      (157)       (115)
  Deferred compensation.....................................    (1,099)       (588)
  Accumulated deficit.......................................   (39,935)    (66,411)
                                                              --------    --------
TOTAL STOCKHOLDERS' EQUITY..................................    17,947      75,742
                                                              --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 21,592    $ 85,325
                                                              ========    ========

                             See accompanying notes

                                     AVIRON

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                           1995         1996          1997
                                                         --------    ----------    -----------
REVENUES:
  License revenue......................................  $  1,500    $       --    $        --
  Contract revenue.....................................       207         1,625          1,477
                                                         --------    ----------    -----------
TOTAL REVENUES.........................................     1,707         1,625          1,477
OPERATING EXPENSES:
  Research and development.............................    10,220        14,997         24,254
  General and administrative...........................     3,252         4,595          5,978
                                                         --------    ----------    -----------
TOTAL OPERATING EXPENSES...............................    13,472        19,592         30,232
                                                         --------    ----------    -----------
LOSS FROM OPERATIONS...................................   (11,765)      (17,967)       (28,755)
OTHER INCOME/EXPENSE:
  Interest income......................................       520           658          2,433
  Interest expense.....................................      (158)         (192)          (180)
                                                         --------    ----------    -----------
TOTAL OTHER INCOME, NET................................       362           466          2,253
                                                         --------    ----------    -----------
NET LOSS...............................................  $(11,403)   $  (17,501)   $   (26,502)
                                                         ========    ==========    ===========
BASIC AND DILUTED NET LOSS PER SHARE...................                            $     (1.94)
                                                                                   ===========
PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE.........  $  (1.70)   $    (1.94)
                                                         ========    ==========
Shares used in computing basic and diluted net loss per
  share................................................  6,710,718    9,042,921     13,683,586
                                                         ========    ==========    ===========

                            See accompanying notes.

                                     AVIRON

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                     ----------------------   --------------------    PAID-IN       NOTES        DEFERRED
                                       SHARES       AMOUNT      SHARES      AMOUNT    CAPITAL     RECEIVABLE   COMPENSATION
                                     -----------   --------   -----------   ------   ----------   ----------   ------------
BALANCE AT DECEMBER 31, 1994.......   21,666,667   $ 17,406       695,414   $  16     $     --      $  --        $    --
Issuance of Series B convertible
  preferred stock at $1.20 per
  share for certain in-process
  technology.......................    1,323,734      1,588            --      --           --         --             --
Issuance of Series C convertible
  preferred stock at $1.35 per
  share net of issuance costs of
  $807.............................   16,041,570     20,850            --      --           --         --             --
Exercise of stock options..........           --         --        62,892      31           --         --             --
Deferred compensation related to
  the grant of certain stock
  options..........................           --         --            --     270           --         --           (270)
Amortization of deferred
  compensation.....................           --         --            --      --           --         --             90
Change in net unrealized loss
  available-for-sale investments...           --         --            --      --           --         --             --
Net loss...........................           --         --            --      --           --         --             --
                                     -----------   --------   -----------   -----     --------      -----        -------
BALANCE AT DECEMBER 31, 1995.......   39,031,971   $ 39,844       758,306   $ 317           --         --           (180)
Issuance of Series C convertible
  preferred stock at $1.35 per
  share............................      136,326        184            --      --           --         --             --
Conversion of preferred stock to
  common stock in conjunction with
  Initial Public Offering and
  reincorporation in Delaware......  (39,168,297)   (40,028)    7,833,633    (309)      40,337         --             --
Issuance of common stock in initial
  public offering net of offering
  costs of $2,319..................           --         --     2,152,800       2       14,902         --             --
Issuance of common stock in private
  placement........................           --         --       239,200      --        1,914         --             --
Exercise of stock options and
  warrants, net of cancellations...           --         --       468,094       1          335       (262)            48
Forgiveness of notes receivable
  from stockholders................           --         --            --      --           --        105             --
Deferred compensation related to
  the grant of certain stock
  options..........................           --         --            --      --        1,639         --         (1,639)
Amortization of deferred
  compensation.....................           --         --            --      --           --         --            672
Change in net unrealized loss on
  available-for-sale investments...           --         --            --      --           --         --             --
Net loss...........................           --         --            --      --           --         --             --
                                     -----------   --------   -----------   -----     --------      -----        -------
BALANCE AT DECEMBER 31, 1996.......           --         --    11,452,033   $  11     $ 59,127      $(157)       $(1,099)
Issuance of common stock in private
  placement, net of offering costs
  of $59...........................           --         --     1,714,286       2       14,939         --             --
Issuance of common stock in
  secondary public offering net of
  offering costs of $4,766.........           --         --     2,690,000       3       67,979         --             --
Exercise of stock options, warrants
  and purchase of shares through
  employee stock purchase plan, net
  of repurchases...................           --         --       226,157      --          477         --             --
Deferred compensation recorded
  relating to grant of certain
  stock options....................           --         --            --      --          218         --           (218)
Issuance of warrants in lieu of a
  cash payment for services
  rendered.........................           --         --            --      --          100         --             --
Amortization of deferred
  compensation.....................           --         --            --      --           --         --            729
Change in net unrealized loss on
  available-for-sale investments...           --         --            --      --           --         --             --
Payment of notes receivable........           --         --            --      --           --         42             --
Net loss...........................           --         --            --      --           --         --             --
                                     -----------   --------   -----------   -----     --------      -----        -------
BALANCE AT DECEMBER 31, 1997.......           --   $     --    16,082,476   $  16     $142,840      $(115)       $  (588)
                                     ===========   ========   ===========   =====     ========      =====        =======

                                                       TOTAL
                                     ACCUMULATED   STOCKHOLDERS'
                                       DEFICIT        EQUITY
                                     -----------   -------------
BALANCE AT DECEMBER 31, 1994.......   $(11,060)      $  6,362
Issuance of Series B convertible
  preferred stock at $1.20 per
  share for certain in-process
  technology.......................         --          1,588
Issuance of Series C convertible
  preferred stock at $1.35 per
  share net of issuance costs of
  $807.............................         --         20,850
Exercise of stock options..........         --             31
Deferred compensation related to
  the grant of certain stock
  options..........................         --             --
Amortization of deferred
  compensation.....................         --             90
Change in net unrealized loss
  available-for-sale investments...         19             19
Net loss...........................    (11,403)       (11,403)
                                      --------       --------
BALANCE AT DECEMBER 31, 1995.......   $(22,444)      $ 17,537
Issuance of Series C convertible
  preferred stock at $1.35 per
  share............................         --            184
Conversion of preferred stock to
  common stock in conjunction with
  Initial Public Offering and
  reincorporation in Delaware......         --             --
Issuance of common stock in initial
  public offering net of offering
  costs of $2,319..................         --         14,904
Issuance of common stock in private
  placement........................         --          1,914
Exercise of stock options and
  warrants, net of cancellations...         --            122
Forgiveness of notes receivable
  from stockholders................         --            105
Deferred compensation related to
  the grant of certain stock
  options..........................         --             --
Amortization of deferred
  compensation.....................         --            672
Change in net unrealized loss on
  available-for-sale investments...         10             10
Net loss...........................    (17,501)       (17,501)
                                      --------       --------
BALANCE AT DECEMBER 31, 1996.......    (39,935)        17,947
Issuance of common stock in private
  placement, net of offering costs
  of $59...........................         --         14,939
Issuance of common stock in
  secondary public offering net of
  offering costs of $4,766.........         --         67,982
Exercise of stock options, warrants
  and purchase of shares through
  employee stock purchase plan, net
  of repurchases...................         --            477
Deferred compensation recorded
  relating to grant of certain
  stock options....................         --             --
Issuance of warrants in lieu of a
  cash payment for services
  rendered.........................         --            100
Amortization of deferred
  compensation.....................         --            729
Change in net unrealized loss on
  available-for-sale investments...         26             26
Payment of notes receivable........         --             42
Net loss...........................    (26,502)       (26,502)
                                      --------       --------
BALANCE AT DECEMBER 31, 1997.......   $(68,411)      $ 75,742
                                      ========       ========

                            See accompanying notes.

                                     AVIRON

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1995       1996       1997
                                                              --------   --------   --------
Cash flows from operating activities:
Net loss....................................................  $(11,403)  $(17,501)  $(26,502)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       544        541        657
  Acquired technology and patent rights.....................     1,588         --         --
  Amortization of deferred compensation.....................        90        672        729
  Changes in assets and liabilities:
       Accounts receivable..................................        --       (500)       471
       Prepaid expenses and other current assets............      (574)      (134)      (188)
       Deposits and other assets............................       (86)        17     (1,514)
       Accounts payable.....................................       211        383      2,963
       Accrued expenses and other liabilities...............       514        724      3,542
       Deferred revenue.....................................       208       (208)        --
                                                              --------   --------   --------
Net cash used in operating activities.......................    (8,908)   (16,006)   (19,842)
Cash flows from investing activities:
  Purchases of investments..................................    (9,493)   (10,342)   (74,028)
  Maturities of short-term investments......................     8,722     10,933     19,888
  Expenditures for property and equipment...................      (238)      (651)    (5,767)
                                                              --------   --------   --------
Net cash used in investing activities.......................    (1,009)       (60)   (59,907)
Cash flow from financing activities:
  Proceeds from capital lease line of credit................        --         --         --
  Principal payments on capital lease obligation............      (384)      (528)      (578)
  Proceeds from issuance of:
       Series C convertible preferred stock.................    20,850        184         --
       Common stock.........................................        31     17,044     83,400
                                                              --------   --------   --------
Net cash provided by financing activities...................    20,497     16,700     82,822
Net increase in cash and cash equivalents...................    10,580        634      3,073
Cash and cash equivalents at beginning of year..............       952     11,532     12,166
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 11,532   $ 12,166   $ 15,239
                                                              ========   ========   ========
Supplemental schedule of non-cash financing and investing
  activities:
     Issuance of common stock for certain technology and
       patent rights........................................  $  1,588   $     --   $     --
     Equipment acquired under lease line of credit..........       365        933        153
     Deferred compensation related to grant of certain stock
       options, less cancellations..........................       270      1,591        218
     Common stock issued in exchange for notes receivable,
       less cancellations...................................        --        262         --
     Warrant issued in lieu of payment of legal fees........        --         --        100
     Forgiveness of notes receivable........................        --        105         --

                            See accompanying notes.

                                     AVIRON

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Aviron (the "Company") was incorporated in the State of California in April 1992 and was reincorporated in the State of Delaware in November 1996. The Company was organized to develop and commercialize cost-effective forms of disease prevention and treatment based on live virus vaccines.

     The Company anticipates working on a number of long-term development projects which involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete, and may ultimately be unsuccessful. Therefore, the Company will need to obtain additional funds from outside sources to continue its research and development activities, fund operating expenses, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Concentration of Credit Risk

     Cash, cash equivalents and investments are financial instruments that potentially subject the Company to concentrations of credit risk. The Company primarily invests in U.S. government obligations, notes of U.S. corporations, certificates of deposit, commercial paper and foreign government securities. By policy, the Company limits the amount of credit exposure to any one entity or financial institution and to any one type of investment other than securities issued by the U.S. government.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents include $4,668,000 and $4,641,576 in money market funds at December 31, 1996 and 1997, respectively.

  Investments

     The Company's entire investment portfolio is currently classified as available-for-sale and is carried at fair value based on quoted market prices with the unrealized gains and losses included in stockholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant realized gains or losses on its investments.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets which range from three to seven years. Property and equipment at December 31, 1997 includes $5,130,150 of construction in progress. No depreciation has been charged for these assets during 1997 because such assets have not been placed in service. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the term of the lease.

                                     AVIRON

  Revenue Recognition

     Collaborative research revenue is earned based on research expenses incurred. Amounts received in advance of services to be performed are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period earned.

  Stock Compensation

     The Company accounts for stock options granted to employees using the intrinsic-value method and thus recognizes no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant.

  Net Loss per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented.

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company also adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 98 which resulted in the removal of certain shares which had been included in the calculation in periods prior to the Company's initial public offering. Diluted net loss per share has not been presented separately as, given the Company's net loss position, the result would be anti-dilutive.

     Pro forma basic net loss per share as presented in the Statement of Operations for 1995 and 1996 has been computed as described above and also gives effect to the conversion of the convertible Preferred Stock that automatically converted upon completion of the Company's initial public offering (using the as-if converted method) from the original date of issuance.

     A reconciliation of shares used in the calculation of basic and pro forma basic net loss per share follows:

                                                     YEARS ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1995            1996            1997
                                           ------------    ------------    ------------
Net loss per share.......................  $(11,403,000)   $(17,501,000)   $(26,502,000)
                                           ============    ============    ============
Basic
Weighted average shares of common stock
  outstanding............................       548,512       2,405,885      13,683,586
                                           ============    ============    ============
Basic net loss per share.................  $     (20.79)   $      (7.27)   $      (1.94)
                                           ============    ============    ============
Pro Forma Basic
Weighted average shares of common stock
  outstanding............................       548,512       2,405,885
Adjusted to reflect the effect of the
  conversion of Preferred Stock..........     6,162,206       6,637,036
                                           ------------    ------------
Shares used in computing pro forma basic
  net loss per share.....................     6,710,718       9,042,921
                                           ============    ============
Pro forma basic net loss per share.......  $      (1.70)   $      (1.94)
                                           ============    ============

     Had the Company been in a net income position, diluted earnings per share would have been presented and would have included, the shares used in the computation of basic net loss per share as well as an additional 648,599, 503,986, and 427,613 shares for the years ended December 31, 1995, 1996 and 1997 related to outstanding options and warrants not included above (as determined using the treasury stock method).

                                     AVIRON

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standard Board issued Statements of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," which will be required to be adopted by the Company in fiscal 1998. Adoption of these statements is not expected to have a significant impact on the Company's financial position, results of operations and cash flows.

2. LICENSE AGREEMENTS

  ARCH Development Corporation

     In July 1992, the Company entered into an exclusive license agreement with ARCH Development Corporation ("ARCH") to acquire the rights to use or sublicense certain technology and make, use or sell certain licensed products. The agreement calls for the Company to make certain payments to ARCH totaling as much as $2.6 million as certain milestones are met. No benchmark payments were made or were due through 1997. If commercialization is achieved, the Company will be required to pay ARCH royalties based on net sales of the licensed products. Further, if the Company were to sublicense the technology, it would be required to pay ARCH royalties on net sales of the sublicensee and, under certain circumstances, up to 50% of the license fee paid by the sublicensee. During 1997, ARCH asserted an interpretation of the financial terms of the agreement with the Company relating to the license for Epstein-Barr virus technology. The assertion would require the Company to pay ARCH one-half of any future or past payments (including sublicense fees and milestone payments) received by the Company under its agreement with SmithKline Beecham (see Note
3). As of December 31, 1997, the Company had received $3,352,000 from SmithKline Beecham. The Company disputes ARCH's interpretation of the financial terms of the agreement. No assurance can be given, however, that the Company's interpretation will prevail. Failure of the Company to prevail could have a material adverse effect on the Company's business, financial condition or results of operations.

  The Mount Sinai School of Medicine

     In 1993, the Company entered into a technology transfer agreement with The Mount Sinai School of Medicine of the City University of New York ("Mount Sinai") to acquire certain patent rights and technical information. Pursuant to the agreement, the Company issued to Mount Sinai 35,000 shares of common stock which resulted in a charge to research and development expense of $8,750, and warrants to purchase, in the aggregate, 225,000 shares of Series A preferred stock. Upon the closing of the Company's initial public offering, warrants previously exercisable for 45,000 shares of Series A preferred stock became exercisable for 9,000 shares of common stock at $4.50 per share; warrants covering an additional 148,750 shares of Series A preferred stock became exercisable for 29,750 shares of common stock at $10.00 per share; and the remaining warrants were canceled. Warrants expire in 2000 and 2001, respectively. As of December 31, 1997 only warrants covering 1,874 shares at $4.50 a share had been exercised. The Company is also required to reimburse Mount Sinai for costs incurred in connection with the maintenance and protection of certain patents.

  University of Michigan

     In February 1995, the Company signed a license agreement with the University of Michigan which gives the Company a worldwide license to the University of Michigan's inventions and discoveries related to a cold adapted influenza vaccine, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Under the arrangement, the Company paid the University of Michigan and expensed a $100,000 fee and issued shares of Series B preferred stock (which converted into 264,746 shares of common stock upon the closing of the Company's initial public offering), resulting in a charge to

                                     AVIRON
research and development expense of $1,588,481. Upon commercialization of the vaccine product, the license agreement provides that the Company will pay royalties based on net revenues and will issue a warrant to purchase 1.25% of the Company's then total outstanding common stock at an exercise price equal to $10.00 per share. The warrant will be exercisable for five years after its issuance date. As of December 31, 1997, the Company had funded $657,000 of research at the University of Michigan related to this agreement and has no further obligations to fund research.

  NeuroVir Research, Inc.

     In July 1996, the Company licensed certain of its patent rights covering or relating to the use of HSV-2 for treatment of cancer and for gene therapy, but excluding use in vaccines, to NeuroVir Research Inc. ("NeuroVir"), a private Canadian corporation. In exchange, the Company received 458,334 shares of common stock, 3,208,332 shares of preferred stock and a warrant to purchase 1,000,000 shares of common stock. At December 31, 1997, the Company owned approximately 17% of NeuroVir's outstanding capital stock. The Company's investment has a carrying value of zero and Aviron is under no obligation to provide any funding to NeuroVir. As no market exists for NeuroVir's capital stock, it is not practicable to determine the fair value of shares held by the Company.

3. DEVELOPMENT AGREEMENTS

  SmithKline Beecham Biologicals S.A.

     In October 1995, the Company signed an agreement with SmithKline Beecham Biologicals S.A. ("SmithKline Beecham") which grants SmithKline Beecham exclusive worldwide (excluding Korea) rights to produce and market any prophylactic and therapeutic Epstein-Barr virus ("EBV") vaccines under the Company's patents. Under the Agreement, SmithKline Beecham paid the Company a $1,500,000 nonrefundable licensing fee which was recognized as revenue in 1995 and is required to make additional benchmark payments as certain milestones are met. Upon commercialization, SmithKline Beecham will pay the Company a royalty based on net sales (by country). In conjunction with the licensing rights, SmithKline Beecham funded the Company's development of the EBV vaccine through the third quarter of 1997. For the years ended December 31, 1995, 1996 and 1997, the Company recognized $125,000, $1,625,000 and $1,477,000 respectively of development revenue pursuant to the agreement. The revenue received and recognized in 1997 includes a $1,000,000 milestone payment related to the initiation of clinical trials by SmithKline Beecham. Development costs incurred in 1995, 1996 and 1997 under this arrangement approximated development revenue recognized.

  Sang-A Pharm. Co., Ltd.

     In May 1995, the Company signed a development and licensing agreement with Sang-A Pharm. Co., Ltd. ("Sang-A"), a Korean pharmaceutical company. The agreement covers a wide range of vaccine products and grants Sang-A the exclusive rights and licenses to such products in South and North Korea ("Korea"). Under the terms of the agreement, Sang-A will conduct all clinical development work necessary for approval in Korea at its expense, and is required to make payments based on certain milestones and, upon commercialization of each product, to pay royalties based on net revenues. The agreement also gives Sang-A the first right of refusal to supply a percentage of Aviron's products in selected countries. In January 1997, the Hanbo Group declared bankruptcy. Hanbo Group is the conglomerate that owns Sang-A. The Company is unable to predict what, if any, long-term effect the bankruptcy of Hanbo Group will have on Hanbo Group subsidiaries, including Sang-A, and on the Company's agreement with Sang-A.

                                     AVIRON

4. INVESTMENTS

     Investments consist of the following (in thousands):

                                                              GROSS        GROSS
                                                            UNREALIZED   UNREALIZED   MARKET
                                                   COST       GAINS        LOSSES      VALUE
                                                  -------   ----------   ----------   -------
As of December 31, 1996:
  Corporate commercial paper....................  $ 8,087      $ --        $  (2)     $ 8,085
  U.S. corporate obligations....................    2,001         1           --        2,002
  U.S. government agency obligations............    1,001        --           --        1,001
  Municipal bonds...............................      999        --           --          999
  Foreign government securities.................      933                     (3)         930
                                                  -------      ----        -----      -------
                                                  $13,021      $  1        $  (5)     $13,017
                                                  =======      ====        =====      =======
As of December 31, 1997:
  Certificates of deposit.......................  $ 8,129      $  1        $  (1)     $ 8,129
  Corporate commercial paper....................   11,586        --           (5)      11,581
  U.S. Corporate obligations....................   42,471        38          (10)      42,499
  U.S. government agency obligations............    2,050        --           --        2,050
  Municipal bonds...............................    2,018         2           --        2,020
  Foreign government securities.................    4,190         1           (1)       4,190
                                                  -------      ----        -----      -------
                                                  $70,444      $ 42        $ (17)     $70,469
                                                  =======      ====        =====      =======

     Included in the above table as of December 31, 1997 are U.S. corporate obligations, commercial paper and U.S. government agency obligations with fair values of $7,311,000 and $10,597,000 at December 31, 1996 and 1997,
respectively, which have been classified as cash equivalents in the accompanying balance sheet. In 1996 all securities had maturities of one year or less. In 1997 all securities had maturities of one year or less except for $12,587,000 which had maturities no greater than two years.

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1996       1997
                                                            -------    ------
Laboratory equipment......................................  $ 1,984    $2,315
Computer equipment........................................      459       732
Office equipment..........................................      157       330
Leasehold improvements....................................      971     1,085
Construction in progress..................................       --     5,029
                                                            -------    ------
                                                              3,571     9,491
Less accumulated depreciation and amortization............   (1,252)   (1,909)
                                                            -------    ------
                                                            $ 2,319    $7,582
                                                            =======    ======

     Included in property and equipment at December 31, 1996 and 1997 are assets with a cost of $2,806,000 and $2,874,000, respectively, and accumulated amortization of $1,106,000 and $1,679,000, respectively, which have been financed pursuant to the lease line of credit.

                                     AVIRON

6. LEASE ARRANGEMENTS

     The Company has a lease line of credit that bears interest based on an average of the three-year and five-year indices of U.S. Treasury Notes (14% at December 31, 1997). Outstanding balances under the line are secured by the related equipment purchased.

     The Company has entered into an operating lease agreement for office and research facilities which expires in 2005 and includes an option allowing the Company to extend the lease for two additional five-year terms. The agreement requires the Company to pay operating costs, including property taxes, utilities, insurance and maintenance. Rent expense for the years ended December 31, 1995, 1996 and 1997 was $413,000, $728,000 and $904,000 respectively.

     The Company entered into an operating lease agreement for a portion of facilities owned by the Company's contract manufacturer for cold adapted influenza vaccine. The agreement expires upon the earlier of December 31, 2001 or three years following initial product commercial sales. Net expense for the year ended December 31, 1997 was $829,675.

     In October 1997, the Company entered into a 7 year operating lease agreement for a facility to be used in the manufacturing, packaging and storage of its products. The facility is owned by a contract manufacturer who will provide services to the Company. The lease includes an option allowing the Company to extend the lease beyond the initial term. The agreement requires the Company to pay certain operating costs including a portion of utilities and insurance. The agreement provides for the deferral of 40% of the base monthly rental for a 2 year period. The Company is required to deposit and maintain the deferred amount in an escrow account. The agreement also requires the lessor to provide a $1,000,000 improvement allowance for construction and improvements to the facility. The Company will repay $500,000 of the improvement allowance to the lessor through a additional charge per unit of production. The $500,000 is presently deposited in an escrow account. Rent expense for the year ending December 31, 1997 was $220,000, which includes $88,000 of deferred rent.

     At December 31, 1997, the Company's aggregate commitments under such arrangements are as follows (in thousands):

                                                       CAPITAL LEASE    OPERATING
                                                        OBLIGATIONS       LEASE
                                                       -------------    ---------
Years ending December 31,
  1998...............................................     $  585         $ 2,943
  1999...............................................        456           2,948
  2000...............................................        111           3,503
  2001...............................................          9           2,281
  2002...............................................         --           2,334
  Thereafter.........................................         --           5,356
                                                          ------         -------
                                                           1,161         $19,365
                                                          ======         =======
                                                                         -------
Less amounts representing interest...................       (163)
                                                          ------
                                                             998
Less current portion.................................       (477)
                                                          ------
                                                          $  521
                                                          ======

                                     AVIRON

7. STOCKHOLDERS' EQUITY

  Common Stock

     Certain shares of common stock issued to members of management in 1995 and 1996 through exercises of stock options are subject to repurchase by the Company at $0.50-$2.50 per share. The above shares vest over periods specified by the Board of Directors. At December 31, 1996 and 1997, 186,220 and 92,100 shares remain subject to the Company's right of repurchase, respectively.

  Preferred Stock

     Concurrent with the closing of the Company's initial public offering in November 1996, all outstanding shares of preferred stock converted into 7,833,633 shares of common stock of the Company.

  Warrants

     Outstanding warrants to purchase common stock are as follows at December 31, 1997:

NUMBER OF SHARES   EXERCISE PRICE    EXPIRATION
----------------   --------------   -------------
     16,666            $ 2.00       January 2000
      3,126            $ 4.50       December 1999
      4,000            $ 4.50         May 2000
     29,750            $10.00       November 2001

  Employee Stock Purchase Plan

     The Company has adopted an Employee Stock Purchase Plan under which employees can purchase shares of the Company's common stock based on a percentage of their compensation but not greater than 15 percent of their earnings. The purchase price per share must be equal to the lower of 85% of the market value at the beginning or end of the applicable offering period. A total of 200,000 shares of common stock are reserved for issuance under the plan. As of December 31, 1997, 46,388 shares had been issued under the Plan.

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

     The Company's Plans had 763,062 shares available to grant options to employees and directors at December 31, 1997. Most of the options granted have 10 year terms and vest ratably over 50 months of continued employment.

                                     AVIRON

     In addition, the Company has issued non-qualified stock options outside of the 1992 Plan.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                             1995                   1996                   1997
                                      -------------------   --------------------   --------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
                                      OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                      --------   --------   ---------   --------   ---------   --------
Outstanding -- beginning of year....   369,287    $0.50       613,038    $0.50       611,936    $ 1.60
Granted.............................   309,000    $0.67       640,080    $2.73       441,780    $16.08
Exercised...........................   (62,892)   $0.50      (452,781)   $1.13      (141,032)   $ 0.70
Forfeited...........................    (2,357)   $0.50      (188,401)   $2.97       (26,865)   $ 2.70
                                      --------    -----     ---------    -----     ---------    ------
Outstanding -- end of year..........   613,038    $0.50       611,936    $1.60       885,819    $ 8.86
                                      ========              =========              =========
Weighted-average fair value of
  options granted during year.......  $   0.29              $    1.38              $   11.07

     Prior to December 31, 1997, officers of the Company exercised options granted outside the Plan for 168,000 shares by signing promissory notes amounting to $310,000 which bear interest at 5.73% subject to the Company's right of repurchase which lapses over fifty months.

     The Company has recognized deferred compensation for certain options granted in 1995, 1996 and 1997. Total deferred compensation of $2,127,000 recorded through December 31, 1997 is being amortized over the vesting period of such options on an accelerated basis. A portion of these options vested immediately upon grant.

     In August 1996, as a result of uncertainty about the Company's ability to complete its initial public offering as anticipated, the Board of Directors agreed to cancel all outstanding options which had been granted previously with exercise prices of $2.50 per share, and issue new options to these optionholders with exercise prices of $1.25 per share in exchange for a three month delay in the vesting of such options. As a result of this transaction, the Company recognized an additional $311,000 of deferred compensation for financial reporting purposes. For those employees who had early exercised their options at $2.50 per share in exchange for notes receivable, the Board of Directors agreed to forgive one-half of the notes receivable amount such that the effective exercise prices for these options was $1.25 per share, and to reimburse such employees for any tax resulting from such forgiveness.

     The options outstanding at December 31, 1997 have been segregated for additional disclosure as follows:

                                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                             --------------------------------------------------   --------------------------
                                                 WEIGHTED-         WEIGHTED-         OPTIONS       WEIGHTED-
                                OPTIONS           AVERAGE           AVERAGE         CURRENTLY       AVERAGE
                             OUTSTANDING AT      REMAINING          EXERCISE      EXERCISABLE AT   EXERCISE
 RANGE OF EXERCISE PRICES    DEC. 31, 1997    CONTRACTUAL LIFE       PRICE        DEC. 31, 1997      PRICE
 ------------------------    --------------   ----------------   --------------   --------------   ---------
$0.25-$1.00................     164,276             6.6              $ 0.48           128,263       $ 0.47
$1.01-$5.00................     223,896             8.5              $ 1.25            84,474       $ 1.25
$5.01-$8.00................      66,535             8.8              $ 7.30            31,463       $ 7.29
$8.01-$20.00...............  227,830...             9.0              $10.04            36,010       $ 9.79
$20.01-27.13...............     203,280             9.5              $23.19            11,800       $22.88

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") requires use of option valuation models

                                     AVIRON
that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997: risk free interest rate of 6.07%, 5.94% and 6.80%, respectively; volatility factors of the expected market price of the Company's common stock of
 .73 for 1995 and 1996 and .80 for 1997; no expected dividends; and a weighted-average expected life of the option of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and shares issued pursuant to the employee stock purchase plan.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for net loss per share information):

                                                       1995        1996        1997
                                                     --------    --------    --------
Pro forma net loss.................................  $(11,418)   $(17,595)   $(27,733)
Pro forma net loss per share (basic)...............  $  (1.70)   $  (1.95)   $  (2.03)

     Since Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

 Share Purchase Rights

     In October 1997, the Company's Board of Directors adopted a Share Rights Plan. The Share Purchase Rights Plan provides for the distribution of certain rights to acquire shares of the Company's Series A Junior Participating Preferred Stock, par value $0.001 (the "Rights") as a dividend for each share of Common Stock held of record as of October 23, 1997. The Rights are triggered and become exercisable upon the occurrence of either the (i) date of a public announcement of the acquisition of 20% or more beneficial ownership of the Company's Common Stock by a person or group (an "Acquiring Person"), or (ii) ten business days (or such later time as may be set by the Board of Directors) after a public announcement of a tender or exchange offer for 20% or more beneficial ownership of the Company's Common Stock by an Acquiring Person. If the Rights are triggered, each Right effectively provides its holder, the right to purchase shares of Common Stock at a 50% discount from the market price at that time, upon payment of an exercise price of $150 per Right.

                                     AVIRON

 Reserved Shares

     As of December 31, 1997, the Company has reserved shares of common stock for future issuance as follows:

      Options:
        Outstanding...............................................    885,819
        Available for grant.......................................    763,062
      Employee Stock Purchase Plan................................    153,612
      Warrants....................................................     53,542
                                                                    ---------
                                                                    1,856,035
                                                                    =========

 8. INCOME TAXES

     As of December 31, 1997, the Company had a federal net operating loss carryforward of approximately $66,300,000. The net operating loss carry forward will expire at various dates beginning from 2007 through 2012, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "ownership change" provisions of the Internal Revenue Code of 1986.

     Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):

                                                           1996        1997
                                                         --------    --------
Net operating loss carryforwards.......................  $ 13,200    $ 23,000
Capitalized research and development expenses..........     1,100       2,700
Research tax credits (expire 2007-2012)................     1,100       2,000
Other -- Net...........................................       500         500
                                                         --------    --------
Net deferred tax assets................................    15,900      28,200
Valuation allowance....................................   (15,900)    (28,200)
                                                         --------    --------
                                                         $     --    $     --
                                                         ========    ========

     Because of the Company's lack of earnings history, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,450,000, $7,050,000 and $12,300,000 in 1995, 1996
and 1997, respectively.

     Approximately $900,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

 9. RELATED PARTY TRANSACTIONS

     In 1995, the Company made unsecured loans to officers totaling $100,000 which bear interest at 7.75% and are due in April 2000. In 1997 the Company made two additional unsecured loans to officers totalling $200,000, which bear interest at 7.75% and are due in February and July 2001, respectively. As of December 31, 1997, the unpaid balance was $220,000.

     A former officer of the Company is a shareholder in an investment advisory business which was paid a commission by the Company of approximately $334,000 during 1995, $115,000 during 1996 and paid an additional $11,000 commission as of December 31, 1997 all in connection with the Sang-A transaction (see Note 3). The former officer received no direct compensation from the transaction.

                                     AVIRON

10. LITIGATION

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

11. SUBSEQUENT EVENTS (UNAUDITED)

     On March 12, 1998, the Company's Board of Directors approved an offering (the "Note Offering") of $100 million of convertible subordinated notes due 2005, convertible at any time 90 days following the issuance through maturity.

     In March 1998, the Company entered into a Stock Repurchase Agreement with Sang-A pursuant to which Sang-A has agreed, contingent on the closing of the above mentioned Note Offering, not to sell any of its shares of Aviron Common Stock prior to the closing of the Note Offering and Aviron has agreed to repurchase 530,831 shares from Sang-A on the closing date of the Note Offering at a purchase price equal to the greater of (i) $25 per share, or (ii) the last reported bid price of the Company's Common Stock on the Nasdaq National Market on the pricing date of the Note Offering.

                                 EXHIBIT INDEX

     ITEM                             DESCRIPTION
    ------                            -----------
        3.1   Bylaws of the Registrant(2).
        3.2   Restated Certificate of Incorporation of the Registrant.(2)
        4.1   Reference is made to Exhibits 3.1 and 3.2.
        4.2   Specimen Stock Certificate(1).
        4.3   Warrant for Series A Preferred Stock, issued to The Mount
              Sinai School of Medicine of the City of New York(1).
        4.4   Warrant for Series A Preferred Stock, issued to The Mount
              Sinai School of Medicine of the City of New York(1).
        4.5   Warrant for Series A Preferred Stock, issued to The Mount
              Sinai School of Medicine of the City of New York(1).
        4.6   Warrant or Series A Preferred Stock, issued to The Mount
              Sinai School of Medicine of the City of New York(1).
        4.7   Warrant for Series C Preferred Stock, issued to Raymond,
              James & Associates(1).
        4.8   Investors Rights Agreement, dated July 18, 1995, among the
              Registrant and the investors named therein(1).
        4.9   Common Stock Purchase Agreement between the Registrant and
              Biotech Target, S.A., dated as of March 27, 1997(3).
        4.10  Rights Agreement between the Registrant and BankBoston,
              N.A., dated as of October 8, 1997(5).
      +10.1   License Agreement between the Registrant and ARCH
              Development Corporation, dated July 1, 1992(1).
      +10.2   Technology Transfer Agreement between the Registrant and The
              Mount Sinai School of Medicine of the City University of New
              York, dated February 9, 1993(1).
      +10.3   Materials Transfer and Intellectual Property Agreement
              between the Registrant and the Regents of the University of
              Michigan, dated February 24, 1995(1).
       10.4   Stock Transfer Agreement between the Registrant and the
              Regents of the University of Michigan, dated February 24,
              1995(1).
      +10.5   Development and License Agreement between the Registrant and
              Sang-A Pharm. Co., Ltd., dated May 3, 1995(1).
      +10.6   Cooperative Research and Development Agreement between the
              Registrant and the National Institutes of Health, dated May
              30, 1995(1).
      +10.7   Heads of Agreement between the Registrant and SmithKline
              Beecham Biologicals S.A., dated October 8, 1995(1).
      +10.8   Manufacturing and Development Agreement between the
              Registrant and Evans Medical Limited, dated November 7,
              1995(1).
      *10.9   1996 Equity Incentive Plan(1).
      *10.10  1996 Non-Employee Directors' Stock Option Plan(1).
      *10.11  1996 Employee Stock Purchase Plan(1).
       10.12  Industrial lease between the Registrant and the Vanni
              Business Park General Partnership, dated August 29, 1995(1).
      +10.13  First Amendment to License Agreement between the Registrant and ARCH Development Corporation dated March 15, 1996(1).
      +10.14  Biological Materials License Agreement between the
              Registrant and the National Institutes of Health, dated May
              31, 1996(1).
      +10.15  Contract Manufacture Agreement between the Registrant and
              Evans Medical Limited, dated as of April 16, 1997(4).

     ITEM                             DESCRIPTION
    ------                            -----------
     ++10.16  Production Agreement between the Registrant and Packaging
              Coordinators, Inc., dated as of October 31, 1997(6).
       10.17  Facility Reservation Agreement between the Registrant and
              Packaging Coordinators, Inc., dated as of October 31,
              1997(6).
       23.1   Consent of Ernst & Young LLP, Independent Auditors.
       24.1   Power of Attorney. See Signature Page.
       27.1   Financial Data Schedules.

---------------
 +  Confidential treatment has been granted for portions of this exhibit.

++  Confidential treatment has been requested for portions of this exhibit.

 *  Compensatory Plan or Agreement

(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1, File No. 333-05209, filed June 5, 1996, as amended.

(2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ended September 30, 1996, filed December 20, 1996.

(3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-20815, filed May 15, 1997.

(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Current Report on Form 8-K, File No. 0-20815, dated April 16, 1997 and filed July 21, 1997.

(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Current Report on Form 8-K, File No. 0-20815, dated October 8, 1997 and filed October 10, 1997.

(6) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-3, File No. 333-41649, filed December 10, 1997.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated October 8, 1997 on October 10, 1997, File No. 0-20815, reporting on the adoption of a Share Purchase Rights Plan.