Form 10-K/A
period 1997-12-31
AVIRON
filed 1998-03-31
CIK 949173

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
(MARK ONE)

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

                                EXPLANATORY NOTE

     This Amendment on Form 10-K/A is being filed solely to restate the Company's 1996 and 1995 Financial Data schedules in accordance with Item 601 (c) of Rule S-K due to the restatement of earnings per share in accordance with SFAS No. 128.

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
       10.4   Stock Transfer Agreement between the Registrant and the
              Regents of the University of Michigan, dated February 24,
              1995(1).
      +10.5   Development and License Agreement between the Registrant and
              Sang-A Pharm. Co., Ltd., dated May 3, 1995(1).
      +10.6   Cooperative Research and Development Agreement between the
              Registrant and the National Institutes of Health, dated May
              30, 1995(1).
      +10.7   Heads of Agreement between the Registrant and SmithKline
              Beecham Biologicals S.A., dated October 8, 1995(1).
      +10.8   Manufacturing and Development Agreement between the
              Registrant and Evans Medical Limited, dated November 7,
              1995(1).
      *10.9   1996 Equity Incentive Plan(1).
      *10.10  1996 Non-Employee Directors' Stock Option Plan(1).
      *10.11  1996 Employee Stock Purchase Plan(1).
       10.12  Industrial lease between the Registrant and the Vanni
              Business Park General Partnership, dated August 29, 1995(1).
      +10.13  First Amendment to License Agreement between the Registrant and ARCH Development Corporation dated March 15, 1996(1).
      +10.14  Biological Materials License Agreement between the
              Registrant and the National Institutes of Health, dated May
              31, 1996(1).
      +10.15  Contract Manufacture Agreement between the Registrant and
              Evans Medical Limited, dated as of April 16, 1997(4).
     ++10.16  Production Agreement between the Registrant and Packaging
              Coordinators, Inc., dated as of October 31, 1997(6).
       10.17  Facility Reservation Agreement between the Registrant and
              Packaging Coordinators, Inc., dated as of October 31,
              1997(6).
       23.1   Consent of Ernst & Young LLP, Independent Auditors.(7)
       24.1   Power of Attorney. See Signature Page.
       27.1   Financial Data Schedules.

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

(7) Previously filed with this Form 10-K.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated October 8, 1997 on October 10, 1997, File No. 0-20815, reporting on the adoption of a Share Purchase Rights Plan.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly organized, on the 31st day March 1998.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

             /s/ J. LEIGHTON READ, M.D.                Chairman and Chief Executive     March 31, 1998
-----------------------------------------------------  Officer (Principal Executive
               J. Leighton Read, M.D.                  Officer)

                          *                            Senior Vice President and Chief  March 31, 1998
-----------------------------------------------------  Financial Officer (Principal
                    Fred Kurland                       Financial and Accounting
                                                       Officer)

                          *                            Director                         March 31, 1998
-----------------------------------------------------
                   Reid W. Dennis

                          *                            Director                         March 31, 1998
-----------------------------------------------------
                Paul H. Klingenstein

                          *                            Director                         March 31, 1998
-----------------------------------------------------
               Bernard Roizman, Sc.D.

                          *                            Director                         March 31, 1998
-----------------------------------------------------
                L. James Strand, M.D.

                          *                            Director                         March 31, 1998
-----------------------------------------------------
                 Jane E. Shaw, Ph.D.

           *By: /s/ J. LEIGHTON READ, M.D.
  -------------------------------------------------
               J. Leighton Read, M.D.
                  Attorney-in-fact

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