Form 10-Q
period 1998-06-30
AVIRON
filed 1998-08-14
CIK 949173

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

                                 (650) 919-6500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING ARE CODE)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value             15,695,197 shares
----------------------------             -----------------
          (Class)                 (Outstanding at August 5, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     AVIRON

                               TABLE OF CONTENTS

                                                                       PAGE
                       PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS........................................    3
         Condensed Balance Sheets as of June 30, 1998 and December
         31, 1997....................................................    3
         Condensed Statements of Operations for the three and
         six-month periods ended June 30, 1998 and 1997..............    4
         Condensed Statements of Cash Flows for the six-month periods ended June 30, 1998
         and 1997....................................................    5
         Notes to Condensed Financial Statements.....................    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................    7
                        PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...........................................   11
ITEM 2.  CHANGES IN SECURITIES.......................................   11
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................   11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
ITEM 5.  OTHER INFORMATION...........................................   12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   12
SIGNATURES...........................................................   13
EXHIBIT INDEX........................................................   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     AVIRON

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 56,289        $ 15,239
  Short-term investments....................................     51,949          47,285
  Prepaid expenses and other current assets.................      1,144           1,030
                                                               --------        --------
          Total Current Assets..............................    109,382          63,554
  Long-term investments.....................................     16,593          12,587
  Property and equipment, net...............................     15,942           7,582
  Debt issuance costs, deposits and other assets............      5,325           1,602
                                                               --------        --------
          TOTAL ASSETS......................................   $147,242        $ 85,325
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $  2,334        $  3,636
  Accrued compensation......................................        306             756
  Accrued clinical trial costs..............................        641           3,592
  Accrued interest..........................................      1,449              --
  Accrued expenses and other liabilities....................      1,900             513
  Current portion of capital lease obligations..............        405             477
                                                               --------        --------
          Total Current Liabilities.........................      7,035           8,974
  Deferred rent.............................................        352              88
  Capital lease obligations, noncurrent.....................        332             521
  Long-term debt............................................    100,000              --
                                                               --------        --------
          Total Long-Term Liabilities.......................    100,684             609
                                                               --------        --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized, issuable in series; none outstanding at
     June 30, 1998 and December 31, 1997....................         --              --
  Common stock, $0.001 par value; 30,000,000 shares
     authorized; 15,682,349 and 16,082,476 shares issued and
     outstanding at June 30, 1998 and December 31, 1997,
     respectively...........................................         16              16
  Additional paid-in capital................................    130,185         142,840
  Notes receivable from stockholders........................       (115)           (115)
  Deferred compensation.....................................       (365)           (588)
  Accumulated deficit.......................................    (90,198)        (66,411)
                                                               --------        --------
     Total Stockholders' Equity.............................     39,523          75,742
                                                               --------        --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $147,242        $ 85,325
                                                               ========        ========

                            See accompanying notes.

                                     AVIRON

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------    --------------------
                                                     1998       1997        1998        1997
                                                   --------    -------    --------    --------
TOTAL REVENUES:                                    $    134    $   109    $    387    $    414
OPERATING EXPENSES:
  Research and development.......................    10,874      4,606      20,657       8,897
  Marketing, general and administrative..........     2,591      1,461       4,652       2,621
                                                   --------    -------    --------    --------
          TOTAL OPERATING EXPENSES...............    13,465      6,067      25,309      11,518
                                                   --------    -------    --------    --------
LOSS FROM OPERATIONS.............................   (13,331)    (5,958)    (24,922)    (11,104)
OTHER INCOME/(EXPENSE):
  Interest income................................     1,847        355       2,800         577
  Interest expense...............................    (1,618)       (45)     (1,661)        (98)
                                                   --------    -------    --------    --------
          TOTAL OTHER INCOME, NET................       229        310       1,139         479
                                                   --------    -------    --------    --------
NET LOSS.........................................  $(13,102)   $(5,648)   $(23,783)   $(10,625)
                                                   ========    =======    ========    ========
Basic net loss per share.........................  $  (0.84)   $ (0.43)   $  (1.51)   $  (0.87)
                                                   ========    =======    ========    ========
Shares used in computing basic net loss per
  share..........................................    15,571     13,059      15,787      12,224

                            See accompanying notes.

                                     AVIRON

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss....................................................  $(23,783)   $(10,625)
Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,075         313
  Amortization of debt issuance costs.......................       139          --
  Amortization of deferred compensation.....................       223         334
Changes in assets and liabilities:
  Prepaid expenses and other current assets.................      (114)         82
  Deposits and other assets.................................       138        (136)
  Accounts payable..........................................    (1,302)        442
  Accrued expenses and other liabilities....................      (560)       (734)
  Deferred liabilities......................................       259          --
                                                              --------    --------
Net Cash Used in Operating Activities.......................   (23,925)    (10,324)
                                                              --------    --------
Cash Flows From Investing Activities:
  Purchases of investments..................................   (34,399)     (9,534)
  Maturities of investments.................................    25,725       6,223
  Expenditures for property and equipment...................    (9,435)        (56)
                                                              --------    --------
Net Cash Provided by Investing Activities...................   (18,109)     (3,367)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligation............      (261)       (331)
  Proceeds from convertible debt offering, net..............    96,000          --
  Repurchase of Common Stock................................   (13,337)         --
  Proceeds from issuance of Common Stock, net...............       682      15,161
                                                              --------    --------
Net Cash Provided by Financing Activities...................    83,084      14,830
                                                              --------    --------
Net Increase/(Decrease) in Cash and Cash Equivalents........    41,050       1,139
Cash and Cash Equivalents at Beginning of Period............    15,239      12,166
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 56,289    $ 13,305
                                                              ========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
  ACTIVITIES:
  Equipment acquired under lease line of credit.............        --         152
  Deferred compensation related to grant of certain stock
     options, less cancellations............................        14         125
  Warrant issued in lieu of payment of legal fees...........        --         100

                            See accompanying notes.

                                     AVIRON

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     The financial information at June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron (the "Company") considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 1997 is derived from audited financial statements at that date. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

3. CHANGES IN SECURITIES

     In March 1998, the Company issued $100.0 million of 5 3/4% Convertible Subordinated Notes due 2005 (the "Notes"). The net proceeds to the Company from the Note offering were approximately $96.0 million. Of the net proceeds, approximately $13.3 million was used to repurchase 530,831 shares of Aviron Common Stock formerly held by Sang-A Pharm. Co., Ltd., a subsidiary of the Hanbo Group, a Korean pharmaceutical company currently under court-ordered reorganization. The Notes are convertible into shares of common stock at the option of the Note holders at a price per share of $30.904.

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

OVERVIEW

     Since its inception in April 1992, Aviron has devoted the majority of its resources to its research and development programs. To date, Aviron has not generated any revenues from the sale of products and does not expect to generate any such revenues until at least late in 1999, if at all. Aviron has incurred cumulative net losses of approximately $90.2 million as of June 30, 1998, and it expects to incur increasing operating losses over at least the next few years.

     Aviron has financed its operations through proceeds from private placements of Preferred Stock, two public offerings and a private placement of Common Stock, a private placement of convertible subordinated notes ("Notes"), revenue from its collaborative agreements, equipment lease financings and investment income earned on cash, cash equivalent balances and marketable securities.

     The Company expects its research and development expenditures to increase substantially over the next several years as the Company expands its research and development efforts and preclinical testing and clinical trials with respect to certain of its programs. In addition, marketing, general and administrative expenses are expected to continue to increase as the Company expands its operations and prepares for the launch of FLUMIST(TM).

     On June 30, 1998 Aviron submitted its first Product License Application/Establishment License Application (PLA/ELA) to the U.S. Food and Drug Administration for FLUMIST(TM), the Company's intranasal influenza vaccine. The Company is seeking U.S. licensure for FLUMIST(TM) to prevent influenza and its complications in children and adults. In addition, the Company is seeking licensure for FLUMIST(TM), when co-administered with inactivated vaccine (flu shots), in high risk adults such as the elderly. Epidemic influenza affects approximately 10-20 percent of the United States population each year, resulting in 35-50 million cases of the illness and approximately 20,000 deaths.

     Aviron has tested FLUMIST(TM) in approximately 5500 individuals as part of a Collaborative Research and Development Agreement (CRADA) between Aviron and the National Institute of Allergy and Infectious Disease (NIAID), a division of the National Institutes of Health (NIH). The NIAID conducts and supports research to prevent, diagnose, and treat infectious and immunologic diseases and has a major responsibility within the federal government for developing vaccines to control and prevent infectious and immunologic diseases. NIH is an agency of the U.S. Department of Health and Human Services.

     A pivotal Phase 3 clinical trial published in the May 14, 1998 edition of the New England Journal of Medicine (NEJM) demonstrated a 93 percent protection rate by FLUMIST(TM) against culture-confirmed influenza and a 98 percent reduction of influenza-associated otitis media (ear infections). Data from this double-blind, placebo-controlled trial showed that 14 of 1070 children (1 percent) vaccinated with FLUMIST(TM) experienced culture-confirmed influenza, while 95 of 532 children (18 percent) in the placebo group developed influenza. In the few children in the FLUMIST(TM) group who had influenza, the spectrum of illness was milder than that in the control group.

     One child out of the 1070 (0.1 percent) vaccinated with FLUMIST(TM) contracted influenza-related otitis media, while 20 of 532 (4 percent) of the placebo recipients developed the condition. The results of the study published in the NEJM showed that, overall, the rate of febrile otitis media (ear infections with fever) was 30 percent lower among those who received the FLUMIST(TM) vaccine and resulting antibiotic use was cut by 35 percent. Otitis media is responsible for over one-third of all visits to pediatricians' offices each year. Antibiotics are often used to treat otitis media and the widespread use of antibiotics is a major medical concern among health professionals.

     In another study among healthy adults, subjects receiving FLUMIST(TM) experienced an 85 percent protection rate against laboratory-documented influenza. Those receiving injectable vaccine experienced a 71 percent protection rate. Aviron has an additional large multi-center double-blind, placebo-controlled study underway to evaluate the benefits of FLUMIST(TM) in reducing work loss and health care utilization in adults. In studies with FLUMIST(TM), no serious adverse events associated with the vaccine were reported. A minority of recipients reported transient cold-like symptoms such as runny nose or sore throat. In a separate study, elderly high risk adults (those with conditions such as diabetes, chronic obstructive pulmonary disease or congestive heart failure) received FLUMIST(TM) co-administered with an inactivated vaccine (flu shot). The vaccine was well-tolerated, with the most common symptoms being runny nose or sore throat.

     In April 1997, the Company entered into an agreement with Evans Medical Limited, a subsidiary of Medeva plc for the commercial manufacture of FLUMIST(TM) through December 2001. In July 1998 Evans Medical Limited changed its name to Medeva Pharma Limited ("Medeva Pharma"). In October 1997, the Company entered into an agreement with Packaging Coordinators, Inc., a subsidiary of Cardinal Health, Inc. ("PCI") for the blending, filling, packaging and labeling of FLUMIST(TM) in the United States until October 2004. On July 15, Aviron and PCI opened a 34,000-square-foot manufacturing suite in Philadelphia at PCI's site, in which PCI has blended, filled and packaged doses of FLUMIST(TM) for use in 1998-99 clinical trials. Upon receipt of regulatory approval, the PCI facility will be used for blending, filling, packaging, labeling and final shipment of FLUMIST(TM). The agreements with Evans and PCI have required the Company to fund the construction of facilities, improvements, and equipment and will continue to require the Company to incur expenses for the duration of the agreements for facility space, utilities and insurance. The Company currently is evaluating the costs and benefits of developing internal manufacturing capabilities or contracting for expanded or alternative sources of supply from third-party manufacturers.

     In June 1998, the Company announced the signing of an agreement with CSL Limited, Australia, a recognized leader in influenza vaccines, to develop, sell and distribute FLUMIST(TM) in Australia, New Zealand and certain countries in the south Pacific region. Under the agreement, CSL and Aviron will jointly carry out additional trials in Australia for Aviron's cold adapted FLUMIST(TM) intranasal influenza vaccine.

     In early August 1998, the Company announced a preliminary analysis of the second year of a two-year study of 1358 children during the 1997-98 flu season with FLUMIST(TM). The preliminary analysis indicated that FLUMIST(TM) provided protection against culture-confirmed influenza, even though the predominant strain of influenza circulating during last year's flu season, A/Sydney, was not included in last year's flu vaccines, including the preparation of FLUMIST(TM) used in the clinical trial.

     During the 1997-98 flu season, children involved in the pivotal phase 3 trial in the 1996-97 flu season were invited to participate in a follow-up trial. Children were vaccinated with a single dose of FLUMIST(TM) formulated to match the 1997-98 flu shot or placebo. Investigators were evaluating study participants to test the safety and efficacy of vaccination in subsequent flu seasons. Final data are currently being analyzed and investigators expect to present the results at the Interscience Conference on Antimicrobial Agents and Chemotherapy in September 1998.

     Results from the year-one study (1996-97 flu season) showed only one percent (14 of 1070) of the children who received FLUMIST(TM) developed culture-confirmed influenza, versus 18 percent (95 of 532) of the children who received placebo -- a protection rate of 93 percent. The trial was conducted under the CRADA between Aviron and the NIAID. It involved ten sites nationwide, including six Vaccine and Treatment Evaluation Units (VTEUs) supported by NIAID and four sites supported by Aviron.

     Also in August, 1998 the Company announced receipt of a Small Business Innovation Research (SBIR) grant to support development of its live attenuated vaccine for the prevention of disease caused by human cytomegalovirus (CMV), from the NIAID. The $750,000 grant is the second that Aviron has received for research on CMV. The award will be used to produce recombinant CMV vaccine candidates for human testing and to determine their safety and immunogenicity in a Phase 1 clinical trial in collaboration with the NIAID Vaccine Treatment and Evaluation Unit network.

     CMV is the most common viral infection known to be transmitted to the fetus during pregnancy. It is the leading infectious cause of birth defects including deafness, death or major neurodevelopmental defects such as mental retardation. CMV can be life threatening for persons who are immunocompromised by drug therapy for transplantation, cancer treatment, or AIDS.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1998 AND 1997

  Revenues

     The Company earned $134,000 in revenue for the three months ended June 30, 1998, compared to $109,000 for the three months ended June 30, 1997. The 1998 revenue came principally from rental of a portion of the Company's animal research facilities. The 1997 revenue resulted from research support payments due to the Company under its license and development agreement with SmithKline Beecham.

  Operating Expenses

     Research and development expenses increased to $10.9 million in the three months ended June 30, 1998 from $4.6 million for the three months ended June 30, 1997. These increases were primarily due to increased activities surrounding FLUMIST(TM), including increased clinical trial activities, preparation for the submission of the PLA/ELA, and depreciation and other expenses associated with the documentation, validation, and test production at manufacturing facilities. Research and development expenses are expected to increase as the Company expands its efforts in preclinical testing and clinical trial activities.

     Marketing, general and administrative expenses increased to $2.6 million in the three months ended June 30, 1998 from $1.5 million for the three months ended June 30, 1997. These increases were primarily due to increases in staffing, legal costs, and market research and development activities associated principally with FLUMIST(TM). These expenses are expected to increase in the future in continued support of these activities.

  Net Interest Income

     Net interest income decreased to $229,000 in the three months ended June 30, 1998 from $310,000 for the three months ended June 30, 1997. Net interest income is the result of increased interest income on the Company's increase in average cash, cash equivalent and investment balances, due to the Company's public offering of Common Stock in August 1997 and the private offering of Notes in March 1998, offset by the increase in interest expense related to the Notes.

     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

  Revenues

     The Company earned $387,000 in revenue for the six months ended June 30, 1998, compared to $414,000 for the six months ended June 30, 1998. The 1998 revenue was from a grant payment from the NIH for research on the Company's CMV vaccine, from rental of a portion of the Company's animal research facilities, and from payments received for services rendered to other biotechnology companies. The 1997 revenue resulted from research support payments due to the Company under its license and development agreement with SmithKline Beecham.

  Operating Expenses

     Research and development expenses increased to $20.7 million in the six months ended June 30, 1998, from $8.9 million for the six months ended June 30, 1997. These increases were primarily due to increases in research and development activities and staffing, expenses associated with clinical trials of FLUMIST(TM) and the Company's Parainfluenza Virus Type 3 (PIV-3) vaccine, preclinical testing associated with other programs, preparation for the submission of the PLA/ELA, and depreciation and other expenses associated with the documentation, validation, and test production at manufacturing facilities. Research and development expenses are expected to increase as the Company expands its efforts in preclinical testing and clinical trial activities.

     Marketing, general and administrative expenses increased to $4.7 million in the six months ended June 30, 1998, from $2.6 million for the six months ended June 30, 1997. These increases were primarily the result of market research regarding FLUMIST(TM) and additions to staffing necessary to support the Company's research and development, patent and legal costs, and corporate development activities. These expenses are expected to increase in the future in continued support of these activities.

  Net Interest Income

     Net interest income for the six months ended June 30, 1998 was $1,139,000, as compared to $479,000 for the six months ended June 30, 1997. The increase in net interest income reflects the effect of the Company's increase in average cash, cash equivalent and investment balances, due to a private placement of Common Stock in March 1997, a public offering of Common Stock in August 1997, and a private offering of Notes in March 1998, offset by the increase in interest expense related to the Notes.

LIQUIDITY AND CAPITAL RESOURCES

     Aviron had cash, cash equivalents and marketable securities at June 30, 1998 of approximately $124.8 million. In order to preserve principal and maintain liquidity, the Company's funds are invested in United States Treasury obligations, highly rated corporate obligations and other liquid investments.

     The Company has financed its operations since inception primarily through private placements of Preferred Stock from 1992 to 1995, an initial public offering of Common Stock in November 1996, a private sale of Common Stock in March 1997, a second public offering of Common Stock in August 1997, and the Note offering in March 1998. Through June 30, 1998, the Company had raised approximately $236.3 million from such activities, net of offering expenses. Cash used in operations was $23.9 million and $10.3 million for the first six months of 1998 and 1997, respectively. Capital expenditures totaled $9.4 million for the first six months of 1998 as compared to a nominal amount expended during the same period in 1997 primarily due to expenditures for facilities and equipment at the Medeva Pharma and PCI manufacturing plants. The Company expects that capital expenditures will be at a slightly lower pace during the remainder of 1998 as these facilities are nearing completion. Net cash used in operating activities increased primarily due to increased research and development expenditures. The Company expects expenditures for research and development, clinical trials and marketing, general and administrative expenses to continue to increase during the remainder of 1998 and in 1999 as the Company develops its products, expands its clinical trials and prepares for the launch of FLUMIST(TM).

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

IMPACT OF "YEAR 2000"

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead, the so-called "Year 2000" problem ("Y2K"). If not corrected, those programs could cause date-related transaction failures.

     The Company is using a number of computer programs across its entire operations. The Company is in the process of performing a detailed assessment of all internal computer systems to determine if and how Y2K problems may affect its operations. The Company has identified some of its older financial and accounting programs as non-Y2K compliant. However, the Company had already planned to upgrade these systems, and intends to purchase only new systems that are believed to be Y2K compliant. The Company is currently making inquiries of its internal staff and third-party vendors, including its suppliers of scientific equipment, to determine if Y2K problems exist which may affect the Company's research and development operations, its communications, or other administrative functions. We expect this assessment to be completed by the end of 1998.

     The Company currently has no products available for commercial sale, and does not anticipate FDA clearance for its lead product, FLUMIST(TM), until mid-1999 at the earliest. The Company plans to contact its third party manufacturers during the next quarter to determine their level of Y2K compliance.

     External and internal costs specifically associated with modifying internal use software for Y2K compliance are expensed as incurred. To this point, these costs have not been material, and the Company does not expect such costs to be material in the future. There can be no assurance, however, that our assessment of Y2K's potential impact on the Company will not change as we complete our assessment, or that Y2K will not ultimately cause a material disruption to the business of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Stockholders (Annual Meeting) was held on June 4, 1998. At the Annual Meeting, the stockholders of the registrant (i) elected the person listed below to serve as a director of the Registrant until the 2001 Annual Meeting of Stockholders or until his successor is elected; (ii) approved amendments to the Company's 1996 Equity Incentive Plan and the 1996 Employee Stock Purchase Plan; and (iii) ratified the selection of Ernst & Young LLP as the Registrant's Independent Accountants for the fiscal year ending December 31, 1998.

     The Company had 15,628,925 shares of Common Stock outstanding as of April 14, 1998, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 13,063,063 shares of Common Stock were present in person or represented by Proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

PROPOSAL 1 -- ELECTION OF DIRECTOR

Director

  BERNARD ROIZMAN, SC.D.

Votes in Favor..............................................  11,128,706
Votes Against...............................................   1,934,357

PROPOSAL 2 -- AMENDMENT TO THE COMPANY'S 1996 EQUITY INCENTIVE PLAN

Votes in Favor..............................................   8,185,148
Votes Against...............................................   1,750,513
Abstentions.................................................      26,769
Not Voting..................................................   3,100,633

PROPOSAL 3 -- AMENDMENT TO THE COMPANY'S 1996 EMPLOYEE STOCK PURCHASE PLAN

Votes in Favor..............................................   9,873,791
Votes Against...............................................      69,361
Abstentions.................................................      19,278
Not Voting..................................................   3,100,633

PROPOSAL 4 -- RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS

Votes in Favor..............................................  13,045,375
Votes Against...............................................       5,415
Abstentions.................................................      12,273

ITEM 5. OTHER INFORMATION

     Proposals of stockholders that are intended to be presented at the Company's 1999 Annual Meeting of Stockholder must be received by the Company not later than December 28, 1998, in order to be included in the Company's proxy statement and proxy related in that Annual Meeting. Pursuant to the Company's Bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders, must provide specified information to the Company between March 6, 1999 and April 5, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1998                     By: /s/ J. LEIGHTON READ, M.D.
                                            ------------------------------------
                                            J. Leighton Read, M.D.
                                            Chairman and
                                            Chief Executive Officer

Date: August 13, 1998                     By: /s/ FRED KURLAND
                                            ------------------------------------
                                            Fred Kurland
                                            Senior Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

NO. OF
EXHIBIT                           DESCRIPTION
-------                           -----------
10.18*    Influenza Vaccine Collaboration and License and Distributor
          Agreement between the Company and CSL Limited, dated June
          19, 1998.
27.1      Financial Data Schedule
27.2      Financial Data Schedule

---------------
* Certain information in this document has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions, which are marked by an '*' in the text.