Form 10-Q
period 1998-09-30
AVIRON
filed 1998-11-16
CIK 949173

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                                 (650) 919-6500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

        Common Stock $.001 par value                         15,718,991 shares
                   (Class)                           (Outstanding at November 4, 1998)

================================================================================

                                     AVIRON

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS (Unaudited)............................    3
         Condensed Balance Sheets as of September 30, 1998 and
         December 31, 1997...........................................    3
         Condensed Statements of Operations for the three and
         nine-month periods ended September 30, 1998 and 1997........    4
         Condensed Statements of Cash Flows for the nine-month
         periods ended September 30, 1998 and 1997...................    5
         Notes to Condensed Financial Statements.....................    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................    7

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................   12
ITEM 2.  CHANGES IN SECURITIES.......................................   12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................   12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
ITEM 5.  OTHER INFORMATION...........................................   12
SIGNATURES...........................................................   13
EXHIBIT INDEX........................................................   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     AVIRON

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)       (NOTE 1)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  44,316        $ 15,239
  Short-term investments....................................       55,986          47,285
  Prepaid expenses and other current assets.................        1,055           1,030
                                                                ---------        --------
          Total Current Assets..............................      101,357          63,554
  Long-term investments.....................................       11,584          12,587
  Property and equipment, net...............................       17,149           7,582
  Debt issuance costs, deposits and other assets............        5,728           1,602
                                                                ---------        --------
          TOTAL ASSETS......................................    $ 135,818        $ 85,325
                                                                =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $   5,185        $  3,636
  Accrued compensation......................................          348             756
  Accrued clinical trial costs..............................          540           3,592
  Accrued interest..........................................        2,891              --
  Accrued expenses and other liabilities....................          938             513
  Current portion of capital lease obligations..............          378             477
                                                                ---------        --------
          Total Current Liabilities.........................       10,280           8,974
  Deferred rent.............................................          484              88
  Capital lease obligations, noncurrent.....................          246             521
  Long-term debt............................................      100,000              --
                                                                ---------        --------
          Total Long-Term Liabilities.......................      100,730             609
                                                                ---------        --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized, issuable in series; none outstanding at
     September 30, 1998 and December 31, 1997...............           --              --
  Common stock, $0.001 par value; 30,000,000 shares
     authorized; 15,716,974 and 16,082,476 shares issued and
     outstanding at September 30, 1998 and December 31,
     1997, respectively.....................................           16              16
  Additional paid-in capital................................      130,228         142,840
  Notes receivable from stockholders........................         (115)           (115)
  Deferred compensation.....................................         (281)           (588)
  Accumulated deficit.......................................     (105,040)        (66,411)
                                                                ---------        --------
          Total Stockholders' Equity........................       24,808          75,742
                                                                ---------        --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $ 135,818        $ 85,325
                                                                =========        ========

                            See accompanying notes.

                                     AVIRON

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   -------------------    --------------------
                                                     1998       1997        1998        1997
                                                   --------    -------    --------    --------
TOTAL REVENUES:..................................  $    107    $    32    $    494    $    446
OPERATING EXPENSES:
  Research and development.......................    12,469      5,119      33,126      14,016
  Marketing, general and administrative..........     2,673      1,677       7,325       4,298
                                                   --------    -------    --------    --------
          TOTAL OPERATING EXPENSES...............    15,142      6,796      40,451      18,314
                                                   --------    -------    --------    --------
LOSS FROM OPERATIONS.............................   (15,035)    (6,764)    (39,957)    (17,868)
OTHER INCOME/(EXPENSE):
  Interest income................................     1,668        712       4,468       1,289
  Interest expense...............................    (1,606)       (43)     (3,267)       (141)
                                                   --------    -------    --------    --------
          TOTAL OTHER INCOME, NET................        62        669       1,201       1,148
                                                   --------    -------    --------    --------
NET LOSS.........................................  $(14,973)   $(6,095)   $(38,756)   $(16,720)
                                                   ========    =======    ========    ========
Basic net loss per share.........................  $  (0.95)   $ (0.43)   $  (2.46)   $  (1.30)
                                                   ========    =======    ========    ========
Shares used in computing basic net loss per
  share..........................................    15,643     14,350      15,739      12,932

                            See accompanying notes.

                                     AVIRON

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss....................................................  $(38,756)   $(16,720)
Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,918         477
  Amortization of debt issuance costs.......................       279          --
  Amortization of deferred compensation.....................       307         504
Changes in assets and liabilities:
  Accounts receivable.......................................        29         471
  Prepaid expenses and other current assets.................       (54)        142
  Deposits and other assets.................................      (405)       (421)
  Accounts payable..........................................     1,549       1,441
  Accrued expenses and other liabilities....................      (144)       (452)
  Deferred rent.............................................       396          --
                                                              --------    --------
Net Cash Used in Operating Activities.......................   (34,881)    (14,558)
                                                              --------    --------
Cash Flows From Investing Activities:
  Purchases of investments..................................   (55,305)    (38,168)
  Maturities of investments.................................    47,734       8,952
  Expenditures for property and equipment...................   (11,485)       (689)
                                                              --------    --------
Net Cash Used in Investing Activities.......................   (19,056)    (29,905)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligation............      (374)       (464)
  Proceeds from convertible debt offering, net..............    96,000          --
  Repurchase of Common Stock................................   (13,337)         --
  Proceeds from issuance of Common Stock, net...............       725      83,096
                                                              --------    --------
Net Cash Provided by Financing Activities...................    83,014      82,632
                                                              --------    --------
Net Increase in Cash and Cash Equivalents...................    29,077      38,169
Cash and Cash Equivalents at Beginning of Period............    15,239      12,166
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 44,316    $ 50,335
                                                              ========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
  ACTIVITIES:
Equipment acquired under lease line of credit...............        --         153
Deferred compensation related to grant of certain stock
  options, less
  cancellations.............................................        14         125
Warrant issued in lieu of payment of legal fees.............        --         100

                            See accompanying notes.

                                     AVIRON

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (UNAUDITED)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     The financial information at September 30, 1998 and for the three months and nine months ended September 30, 1998 and 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron (the "Company") considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 1997 is derived from audited financial statements at that date. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

 3. CHANGES IN SECURITIES

     In March 1998, the Company issued $100.0 million of 5 3/4% Convertible Subordinated Notes due 2005 (the "Notes"). The net proceeds to the Company from the Note offering were approximately $96.0 million. Of the net proceeds, approximately $13.3 million was used to repurchase 530,831 shares of Aviron Common Stock formerly held by Sang-A Pharm. Co., Ltd., a subsidiary of the Hanbo Group, a Korean pharmaceutical company then under court-ordered reorganization. The Notes are convertible into shares of common stock at the option of the Note holders at a price per share of $30.904.

 4. NEW ACCOUNTING PRONOUNCEMENT

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     Since its inception in April 1992, Aviron has devoted the majority of its resources to its research and development programs. To date, Aviron has not generated any revenues from the sale of products and does not expect to generate any such revenues until at least late in the year 2000, if at all. Aviron has incurred cumulative net losses of approximately $105.0 million as of September 30, 1998, and it expects to incur increasing operating losses over at least the next few years.

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

     On June 30, 1998 Aviron submitted its first Product License Application/Establishment License Application (PLA/ELA) to the U.S. Food and Drug Administration for FLUMIST(TM), the Company's investigational intranasal influenza vaccine. On August 31, Aviron announced that it had received notice from the FDA that its submission was not accepted for filing due to lack of data on manufacturing, validation and stability. These developments make it highly unlikely that FLUMIST(TM) will be available for the 1999/2000 flu season. Aviron intends to resubmit applications for U.S. licensure for FLUMIST(TM) to prevent influenza and its complications in children and adults. Epidemic influenza affects approximately 10-20 percent of the United States population each year, resulting in 35-50 million cases of the illness and approximately 20,000 deaths.

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

     A pivotal Phase 3 clinical trial published in the May 14, 1998 edition of the New England Journal of Medicine (NEJM) demonstrated a 93 percent protection rate by FLUMIST(TM) against culture-confirmed influenza. Data from the first year of this two-year, double-blind, placebo-controlled trial showed that 14 of 1070 children (1 percent) vaccinated with FLUMIST(TM) experienced culture-confirmed influenza, while 95 of 532 children (18 percent) in the placebo group developed influenza. In the few children in the FLUMIST(TM) group who had influenza, the spectrum of illness was milder than that in the control group.

     In the study published in the NEJM, one child out of the 1070 (0.1 percent) vaccinated with FLUMIST(TM) contracted influenza-related otitis media, while 20 of 532 (4 percent) of the placebo recipients developed the condition, a 98 percent reduction of influenza-associated otitis media (ear infections). When all cases of otitis media were considered (whether associated with influenza diagnosis or not), the rate of febrile otitis media (ear infections with fever) was 30 percent lower among those who received the FLUMIST(TM) vaccine and resulting antibiotic use was cut by 35 percent. Otitis media is responsible for over one-third of all visits to pediatricians' offices each year. Antibiotics are often used to treat otitis media and the widespread use of antibiotics is a major medical concern among health professionals.

     In September 1998, new data was presented from the second year of this trial. The data showed that FLUMIST(TM) provided 86 percent protection against A/Sydney, an unexpected variant which was the predominant strain of flu circulating during last year's flu season, and 87 percent protection against all culture-confirmed influenza. The new data also indicated that FLUMIST(TM) provided 94 percent protection against influenza-related otitis media and 100 percent protection against influenza-related lower respiratory tract disease. Study data was presented at the 1998 Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC).

     In another study among healthy adults, subjects receiving FLUMIST(TM) experienced an 85 percent protection rate against laboratory-documented influenza. Aviron has an additional large multi-center double-blind, placebo-controlled study underway to evaluate the benefits of FLUMIST(TM) in reducing work loss and health care utilization in adults. In studies with FLUMIST(TM), no serious adverse events associated with the vaccine were reported. A minority of recipients reported transient cold-like symptoms such as runny nose or sore throat. In a separate study, elderly high risk adults (those with conditions such as diabetes, chronic obstructive pulmonary disease or congestive heart failure) received FLUMIST(TM) co-administered with an inactivated vaccine (flu shot). The vaccine was well-tolerated, with the most common symptom being transient sore throat.

     Data on a study of FLUMIST(TM) in 4561 healthy working adults is expected to be presented at the International Symposium on Influenza and Other Respiratory Viruses in December 1998. The symposium is sponsored by the International Association for Antiviral Research and the National Institute of Allergy and Infectious Diseases, a unit of the National Institutes of Health.

     During August 1998, dosing of FLUMIST(TM) began in a large clinical trial to assess the impact of community-wide pediatric influenza immunization. The three-year trial, taking place in Temple, Texas, is eventually expected to enroll up to 15,000 children. It is funded by a $3 million grant from the National Institute of Allergy and Infectious Diseases of the National Institutes of Health awarded to the Baylor College of Medicine. The trial will evaluate the impact of vaccinating preschool and school-age children with FLUMIST(TM) on the incidence of doctor visits for flu-related illnesses and on the impact of these vaccinations on the incidence of flu-like illness in other segments of the population.

     In October 1998, the Cooperative Studies program of the Department of Veterans Affairs Office of Research and Development began a clinical trial to evaluate the potential additional benefit of co-administration of FLUMIST(TM) with the flu shot, compared to the flu shot alone, in high-risk patients with chronic lung disease. Volunteers in this trial, which is co-sponsored by the Company and the VA, will be aged 50 or older with underlying chronic obstructive pulmonary disease and emphysema. The one-year study is planned to involve approximately 4000 volunteers at 20 participating VA medical centers nationwide.

     In April 1997, the Company entered into an agreement with Evans Medical Limited, a subsidiary of Medeva plc for the commercial manufacture of FLUMIST(TM) through December 2001. In July 1998, Evans Medical Limited changed its name to Medeva Pharma Limited ("Medeva Pharma"). In October 1997, the Company entered into an agreement with Packaging Coordinators, Inc., a subsidiary of Cardinal Health, Inc. ("PCI") for the blending, filling, packaging and labeling of FLUMIST(TM) in the United States until October 2004. On July 15, Aviron and PCI opened a 34,000-square-foot manufacturing suite in Philadelphia at PCI's site, in which PCI has blended, filled and packaged doses of FLUMIST(TM) for use in 1998-99 clinical trials. Upon receipt of regulatory approval, the PCI facility will be used for blending, filling, packaging, labeling and final shipment of FLUMIST(TM). The agreements with Medeva Pharma and PCI have required the Company to fund the construction of facilities, improvements, and equipment and will continue to require the Company to incur expenses for the duration of the agreements for facility space, utilities and insurance. The Company currently is evaluating the costs and benefits of developing internal manufacturing capabilities or contracting for expanded or alternative sources of supply from third-party manufacturers.

     In June 1998, the Company announced the signing of an agreement with CSL Limited, a recognized leader in influenza vaccines, to develop, sell and distribute FLUMIST(TM) in Australia, New Zealand and certain countries in the south Pacific region. Under the agreement, CSL and Aviron will jointly carry out additional trials in Australia for Aviron's cold adapted FLUMIST(TM) intranasal influenza vaccine.

     In August 1998, Aviron announced the signing of a worldwide multiyear supply agreement with Becton Dickinson and Company, in which Becton Dickinson will supply its AccuSpray(TM) non-invasive nasal spray delivery system for administration of FLUMIST(TM). Under terms of the supply agreement, Becton Dickinson will supply the delivery system exclusively to Aviron through the 2001-2002 flu season.

     In August, 1998 the Company announced receipt of a Small Business Innovation Research (SBIR) grant from the NIAID to support development of its live attenuated vaccine for the prevention of disease caused by human cytomegalovirus (CMV). The $750,000 grant is the second that Aviron has received for research on CMV. The award will be used to produce recombinant CMV vaccine candidates for human testing and to determine their safety and immunogenicity in a Phase 1 clinical trial in collaboration with the NIAID Vaccine Treatment and Evaluation Unit network.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Revenues

     The Company earned $107,000 in revenue for the three months ended September 30, 1998, compared to $32,000 for the three months ended September 30, 1997. The 1998 revenue came principally from rental of a portion of the Company's animal research facilities. The 1997 revenue resulted from research support payments due to the Company under its license and development agreement with SmithKline Beecham.

  Operating Expenses

     Research and development expenses increased to $12.4 million in the three months ended September 30, 1998 from $5.1 million for the three months ended September 30, 1997. These increases were primarily due to increased activities surrounding FLUMIST(TM), including increased clinical trial and product development activities and depreciation and other expenses associated with the documentation, validation, and test production at manufacturing facilities. Research and development expenses are expected to increase as the Company expands its efforts in preclinical testing, product development and clinical trial activities.

     Marketing, general and administrative expenses increased to $2.7 million in the three months ended September 30, 1998 from $1.7 million for the three months ended September 30, 1997. These increases were primarily due to increases in staffing and market research and development activities associated principally with FLUMIST(TM) and additions to the infrastructure necessary to support the Company's research and development activities. These expenses are expected to increase in the future in continued support of these activities.

  Net Interest Income

     Net interest income decreased to $62,000 in the three months ended September 30, 1998 from $669,000 for the three months ended September 30, 1997. Net interest income is the result of increased interest income on the Company's increase in average cash, cash equivalent and investment balances, due to the Company's public offering of Common Stock in August 1997 and the private offering of Notes in March 1998, offset by the increase in interest expense related to the Notes.

     NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Revenues

     The Company earned $494,000 in revenue for the nine months ended September 30, 1998, compared to $446,000 for the nine months ended September 30, 1997. The 1998 revenue was from a grant payment from the NIH for research on the Company's CMV vaccine, from rental of a portion of the Company's animal research facilities, and from payments received for services rendered to other biotechnology companies. The 1997 revenue resulted from research support payments due to the Company under its license and development agreement with SmithKline Beecham.

  Operating Expenses

     Research and development expenses increased to $33.1 million in the nine months ended September 30, 1998, from $14.0 million for the nine months ended September 30, 1997. These increases were primarily due to increases in research and development activities and clinical trials of FLUMIST(TM) and the Company's Parainfluenza Virus Type 3 (PIV-3) vaccine, preclinical testing associated with other programs, preparation for the submission of the PLA/ELA for FLUMIST(TM), and depreciation and other expenses associated with the documentation, validation, and test production at manufacturing facilities. Research and development expenses are expected to increase as the Company expands its efforts in preclinical testing, product development, and clinical trial activities.

     Marketing, general and administrative expenses increased to $7.3 million in the nine months ended September 30, 1998, from $4.3 million for the nine months ended September 30, 1997. These increases were primarily the result of market research regarding FLUMIST(TM) and additions to the infrastructure necessary to support the Company's research and development, patent and legal costs, and corporate development activities. These expenses are expected to increase in the future in continued support of these activities.

  Net Interest Income

     Net interest income for the nine months ended September 30, 1998 was $1.2 million, as compared to $1.1 million for the nine months ended September 30, 1997. The increase in net interest income reflects the effect of the Company's increase in average cash, cash equivalent and investment balances, due to a private placement of Common Stock in March 1997, a public offering of Common Stock in August 1997, and a private offering of Notes in March 1998, offset by the increase in interest expense related to the Notes.

LIQUIDITY AND CAPITAL RESOURCES

     Aviron had cash, cash equivalents and marketable securities at September 30, 1998 of approximately $111.9 million. In order to preserve principal and maintain liquidity, the Company's funds are invested in United States Treasury obligations, highly rated corporate obligations and other liquid investments.

     The Company has financed its operations since inception primarily through private placements of Preferred Stock from 1992 to 1995, an initial public offering of Common Stock in November 1996, a private sale of Common Stock in March 1997, a second public offering of Common Stock in August 1997, and the

Note offering in March 1998. Through September 30, 1998, the Company had raised approximately $236.3 million from such activities, net of offering expenses. Cash used in operations was $34.9 million and $14.5 million for the first nine months of 1998 and 1997, respectively. Capital expenditures totaled $11.4 million for the first nine months of 1998 as compared to a nominal amount expended during the same period in 1997 primarily due to expenditures for facilities and equipment at the Medeva Pharma and PCI manufacturing plants. The Company expects that capital expenditures will be at a slightly lower pace during the remainder of 1998 as these facilities are nearing completion. Net cash used in operating activities increased primarily due to increased research and development expenditures. The Company expects expenditures for research and development, clinical trials and marketing, general and administrative expenses to continue to increase during the remainder of 1998 and in 1999 as the Company develops its products, expands its clinical trials and prepares for the launch of FLUMIST(TM).

     The Company anticipates that its existing cash, cash equivalents and marketable securities, and revenues from existing collaborations, will enable it to maintain its current and planned operations into 2000. The Company's future cash requirements will depend on numerous factors, including continued scientific progress in the research and development of the Company's technology and vaccine programs; the size and complexity of these programs; the ability of the Company to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; the cost of constructing manufacturing facilities, should they be deemed necessary; and product commercialization activities. In particular, if the Company were to construct and equip such a manufacturing facility during this period, the Company anticipates that it would likely begin to make substantial additional capital expenditures in 1999 and beyond, which may require the Company to seek additional funding. The Company is seeking additional collaborative agreements with corporate partners. There can be no assurance, however, that any such agreements will be entered into or that they will reduce the Company's funding requirements or that additional funding will be available. In addition, there can be no assurance that, should the Company require outside funding through additional debt or equity financings, such funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative agreements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, which would materially adversely affect the Company's business, financial condition and results of operations.

IMPACT OF "YEAR 2000"

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead, the so-called "Year 2000" problem ("Y2K"). If not corrected, those programs could cause date-related transaction failures.

     The Company is using a number of computer programs across its entire operations. The Company is in the process of performing a detailed assessment of all internal computer systems to determine if and how Y2K problems may affect its operations. The Company has identified some of its older financial and accounting programs as non-Y2K compliant. However, the Company had already planned to upgrade these systems, and intends to purchase only new systems that are believed to be Y2K compliant. The Company is currently making inquiries of its internal staff and third-party vendors, including its suppliers of scientific equipment, to determine if Y2K problems exist which may affect the Company's research and development operations, its communications, or other administrative functions. The Company expects this assessment to be completed by the end of 1998.

     The Company currently has no products available for commercial sale, and does not anticipate FDA clearance for its lead product, FLUMIST(TM), until mid-2000 at the earliest. The Company has contacted its third party manufacturers to determine their level of Y2K compliance. This assessment is expected to be completed by the end of 1998.

     External and internal costs specifically associated with modifying internal use software for Y2K compliance are expensed as incurred. To this point, these costs have not been material, and the Company does not expect such costs to be material in the future. There can be no assurance, however, that the Company's assessment of Y2K's potential impact on the Company will not change as it completes its assessment, or that Y2K will not ultimately cause a material disruption to the business of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1998                   By: /s/J. LEIGHTON READ, M.D.
                                            ------------------------------------
                                                   J. Leighton Read, M.D.
                                                        Chairman and
                                                  Chief Executive Officer

Date: November 13, 1998                   By: /s/     FRED KURLAND
                                            ------------------------------------
                                                        Fred Kurland
                                                 Senior Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

NO. OF EXHIBIT                           DESCRIPTION
--------------                           -----------
    10.19*       Supply Agreement between the Company and Becton, Dickinson and Company, dated
                 July 1, 1998.
    27.1         Financial Data Schedule.
    27.2         Financial Data Schedule

---------------

 * Certain information in this document has been omitted and filed separately with the Commission. Confidential treatment has been requested for portions of this exhibit.