Form 10-K405
period 1998-12-31
AVIRON
filed 1999-03-31
CIK 949173

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD __________ TO __________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sale price of $20.4375 on March 17, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $256,162,196.

     On March 17, 1999, there were outstanding 15,763,300 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

     Part III -- Portions of the Registrant's definitive proxy Statement for the Registrant's Annual meeting of Stockholders to be held June 3, 1999, which will be filed with the Securities and Exchange Commission, are incorporated by reference to the extent stated here.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I..................................................................    1
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   35
  Item 3.   Legal Proceedings...........................................   35
  Item 4.   Submission of Matters to a Vote of Security Holders.........   36

PART II.................................................................   37
  Item 5.   Market for the Registrant's Common Stock and Related Stock
            Matters.....................................................   37
  Item 6.   Selected Financial Data.....................................   38
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   38
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   43
  Item 8.   Financial Statements and Supplementary Data.................   44
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   44

PART III................................................................   45
  Item 10.  Directors and Executive Officers of the Registrant..........   45
  Item 11.  Executive Compensation......................................   45
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   45
  Item 13.  Certain Relationships and Related Transactions..............   45

PART IV.................................................................   46
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   46

INDEX TO FINANCIAL STATEMENTS...........................................   46

SIGNATURES..............................................................   49

POWER OF ATTORNEY.......................................................   49

                                    PART I.

ITEM 1. BUSINESS

     The following section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business Risks" and elsewhere in this Form 10-K.

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

     FLUMIST(TM), the Company's lead product candidate, is an investigational cold adapted influenza vaccine delivered as an intranasal spray which has been tested in over 11,000 children and adults. It has been shown to provide a high protection rate against influenza with minimal adverse effects in a pivotal Phase 3 clinical trial in children. Aviron is developing this live virus vaccine for widespread annual use in children, healthy adults and high-risk adults and expects to submit a marketing application to the U.S. Food and Drug Administration ("FDA") in 1999.

     The Company has completed Phase 2 clinical trials for a live intranasal vaccine for Parainfluenza Virus Type 3 ("PIV-3") to protect against croup and intends to continue preparation for further clinical trials for PIV-3 in 1999. The Company also is developing a subunit vaccine for Epstein-Barr Virus ("EBV") to protect against infectious mononucleosis in collaboration with SmithKline Beecham Biologicals, S.A. ("SmithKline Beecham"). A Phase 1 clinical trial of this vaccine is being completed. In addition, Aviron expects to begin clinical trials in 1999 for a vaccine candidate for Cytomegalovirus ("CMV") with the National Institute of Allergy and Infectious Diseases ("NIAID") of the National Institute of Health ("NIH"). Aviron is also using its proprietary Rational Vaccine Design technologies to discover new live virus vaccines. Rational Vaccine Design involves the addition of antigenic information to enhance the virus' stimulation of the immune system, the deletion or modification of virulence proteins, or the alteration of the virus' genetic control signals to slow down its replication. The Company is applying these technologies to develop vaccine candidates for diseases caused by Herpes Simplex Virus Type 2 ("HSV-2") and Respiratory Syncytial Virus ("RSV").

BACKGROUND

  Prevention Technology in the Era of Managed Care and Cost Containment

     Market-based changes already underway in the United States health care system are dramatically altering prospects for technologies which can be used to manage disease or lower the cost of health care for patients in managed health plans. Medical cost-containment efforts and the reorganization of United States health care delivery into managed care systems are changing the basis of competition for producers of health care products. Health maintenance organization ("HMO") enrollment was approximately 67 million in the United States in 1997 and is growing rapidly. Decision-makers in the United States, such as HMO medical directors, clinical practice committees, and government health authorities, are increasingly evaluating whether preventive technologies are more cost effective than treating disease once it is present. For example, vaccinations are widely used by managed care organizations and in government programs. In determining whether to use a vaccine approved by the FDA, decision makers consider whether it has been recommended by the Advisory Committee on Immunization Practices ("ACIP") and by medical specialty societies and whether it is cost effective.

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

     However, an attenuated live vaccine could cause disease resembling natural infection, as might occur in people with an immune system impaired by a congenital disease, HIV infection or drug treatment for cancer or organ transplantation. To date, the live virus vaccines in widespread use rarely have been associated with significant adverse events. For example, the 19 million doses of live attenuated polio vaccine administered annually in the United States are thought to be responsible for only eight to 10 cases of clinical polio per year. To further reduce the number of these cases, the ACIP is recommending a return to using the inactivated polio vaccine now that wild-type polio has been virtually eradicated in the United States.

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

     Another new technology for vaccination is based on genetic engineering to modify one virus so that it carries antigens which may stimulate an immune response to protect against other pathogens. For example, pox virus vector strains, related to the virus used successfully to eradicate smallpox, have shown usefulness in protecting dogs and cats against rabies. Other pox virus vectors are being evaluated in experimental models of human malaria and, in a hybrid regimen combining doses of a modified live virus, with a subunit HIV vaccine to protect high-risk individuals.

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

     Apply Rational Vaccine Design Technologies to a Range of Viral
Targets. Aviron believes that its proprietary genetic engineering technologies may be used to create live attenuated vaccines for a wide range of viral targets, such as respiratory viruses related to influenza and chronic virus infections related to herpes simplex virus, and potentially to the creation of vectors used in gene therapy and the treatment of cancer. One potential advantage of Rational Vaccine Design technology is that the design of engineered viruses makes them less likely to revert to naturally occurring ("wild-type") characteristics than classically derived vaccines.

     Acquire Promising Products and Technologies. Aviron evaluates opportunities to in-license or otherwise acquire rights to promising products and technologies and intends to add programs that complement the Company's core technologies and capabilities. For example, the Company obtained exclusive rights to the cold adapted influenza vaccine technology from the University of Michigan and the NIH, and to the PIV-3 vaccine from the NIH.

     Select Programs and Market Vaccines Based on Pharmacoeconomic Data. Public health agencies and managed care systems are increasingly concerned with the economic impact of potential new mandates for vaccines. In setting its internal product development priorities, the Company considers the costs of implementing widespread vaccine programs based on its products in relation to potential cost savings to governments and managed health care systems and intends to collect data on effectiveness endpoints which allows rigorous cost-effectiveness analyses on its products.

     Establish Collaborative Arrangements to Enhance Product Development Efforts. Aviron intends to continue to enter into collaborative arrangements to gain access to specific technologies and skills which may accelerate product development and provide additional financial resources to support its research and development and commercialization efforts, particularly outside of the United States. The Company has entered into a worldwide collaboration for the marketing of FLUMIST(TM) with Wyeth Lederle Vaccines, a business unit of Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation ("Wyeth Lederle"). The collaboration excludes Australia, New Zealand and certain South Pacific countries, where FLUMIST(TM) is licensed to CSL Limited of Victoria, Australia ("CSL Limited'), and Korea, where it is licensed to Sang-A Pharm. Co. Ltd. ("Sang-A"). Aviron also has an agreement with SmithKline Beecham for development of an EBV vaccine. See "Collaborative Agreements."

     Establish Commercialization Capabilities. The Company has established worldwide marketing collaborations for FLUMIST(TM) and will co-promote the vaccine in the United States with its own dedicated sales force. Additionally, the Company has retained the right to co-market a monovalent formulation of EBV vaccine in the United States in its collaboration with SmithKline Beecham. See "Collaborative Agreements."

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

VACCINE PRODUCTS UNDER DEVELOPMENT

     The following table summarizes Aviron's most advanced potential products under research and development. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this Form 10-K.


------------------------------------------------------------------------------------------------------
 PROGRAM                  VACCINE TYPE              STATUS(1)                 COMMERCIAL RIGHTS
------------------------------------------------------------------------------------------------------
 Influenza
------------------------------------------------------------------------------------------------------
   Children               Cold adapted live virus   Pivotal Phase 3 clinical  Wyeth Lederle/Aviron(2)
                                                    trial completed, BLA
                                                    planned
------------------------------------------------------------------------------------------------------
   Adults                 Cold adapted live virus   Challenge efficacy study  Wyeth Lederle/Aviron(2)
                                                    completed
                                                    Phase 3 safety and
                                                    effectiveness trial
                                                    completed, BLA planned
------------------------------------------------------------------------------------------------------
   Elderly and High-risk  Cold adapted live virus   Clinical trials in        Wyeth Lederle/Aviron(2)
   Adults                 (co-administered with     progress
                          inactivated vaccine)
------------------------------------------------------------------------------------------------------
 Parainfluenza Virus      Bovine live virus         Phase 2 clinical trial    Aviron
 Type 3                                             in progress
------------------------------------------------------------------------------------------------------
 Epstein-Barr Virus       Recombinant subunit       Phase 1 clinical trial    SmithKline Beecham(3)
                          Glycoprotein              in progress
------------------------------------------------------------------------------------------------------
 Cytomegalovirus          Genetically engineered    Clinical trials planned   Aviron
                          live virus
------------------------------------------------------------------------------------------------------
 Herpes Simplex Virus     Genetically engineered    Preclinical               Aviron
 Type 2                   live virus
------------------------------------------------------------------------------------------------------
 Respiratory Syncytial    Genetically engineered    Preclinical               Aviron
 Virus                    live virus
------------------------------------------------------------------------------------------------------

---------------
(1) "Pivotal Phase 3 clinical trial completed, BLA planned" means Aviron has completed a multi-center, double-blind, placebo-controlled clinical trial for safety and efficacy. The Company's goal is to submit a Biologic License Application ("BLA") in the summer or fall of 1999.

     "Challenge efficacy study completed" means Aviron completed vaccination of patients in a multi-center, double-blind, placebo-controlled clinical trial for safety, immunogenicity and efficacy.

     "Phase 3 safety and effectiveness trial completed, BLA Planned" means Aviron has completed a multi-center, double-blind, placebo-controlled clinical trial in healthy working adults for effectiveness endpoints such as days of respiratory illness, absence from work and medication use.

     "Clinical trials in progress" indicates that clinical trials are currently being conducted.

     "Phase 2 clinical trial in progress" means that Aviron is analyzing data from a double-blind placebo-controlled clinical trial for safety and efficacy in infants.

     "Phase 1 clinical trial in progress" indicates that a Phase 1 clinical trial in healthy adults is being completed by SmithKline Beecham.

     "Clinical trials planned" indicates that the Company has or is preparing final regulatory filings prior to initiation of clinical trials.

    "Preclinical" includes assessment of specific vaccine candidates for growth properties in cell culture and for attenuation or immunogenicity in animal models.

(2) Global commercial rights are licensed to Wyeth Lederle except for rights in Australia, New Zealand and certain South Pacific countries, which are licensed to CSL Limited, and rights in Korea, which are licensed to Sang-A. Aviron retains certain United States co-promotion rights. See "-- Collaborative Agreements."

(3) Worldwide rights (except Korea) are licensed to SmithKline Beecham; Aviron retains certain United States co-promotion rights. See "-- Collaborative Agreements."

  Influenza

     Every year in mid- to late-winter, influenza spreads across the globe, infecting an average of approximately 10 percent to 20 percent of the United States population. In the United States, 35 to 50 million cases of influenza occur annually. Influenza cases are associated with symptoms lasting for at least three to five days, an average of approximately three days of lost work or missed school, and approximately 20,000 deaths each year. Field studies indicate the attack rate ranges from a low of 10 percent in persons over age 65 to a high of 36 percent in children aged one to 18. Children are also a major factor in spreading influenza to other population segments, including those at high risk of developing serious complications from the disease. At the peak of a typical epidemic, reportedly 9 percent to 22 percent of all physician office visits are for flu-like symptoms. Over 90 percent of influenza-related deaths occur in people over age 65, but children under age five and women in the third trimester of pregnancy are also at higher risk for serious complications. Several times during this century, influenza has appeared as a much more serious pandemic. These major pandemics occur when the influenza virus undergoes "antigenic shift" in which one influenza subtype is replaced by a different strain for which the population has not developed antibodies and, therefore, for which it is extremely susceptible to infection. The appearance of an avian influenza strain in Hong Kong during the 1997-1998 flu season represents such a potential threat.

     The variability of certain components of the influenza virus requires that the influenza vaccine be modified annually. The CDC and the World Health Organization ("WHO") maintain a global network which generates data required to select strains for the coming influenza season's vaccine and monitor the occurrence of especially severe epidemics. Based on these data, the FDA and the CDC discuss circulating influenza strains which are candidates for inclusion in the following season's influenza vaccine in the United States. A similar process is undertaken in Europe by the WHO and various national authorities. Currently available inactivated influenza vaccines contain three strains of influenza virus (two strains of influenza A and one strain of influenza B) and are therefore called trivalent vaccines. Typically one or sometimes two of the strains in these trivalent vaccines are recommended for updating annually. Current vaccines have been variously reported to be 60 percent to 90 percent effective in preventing illness, pneumonia, hospitalization and death due to complications from influenza.

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

     The FDA estimates that approximately 80 million influenza vaccine doses were manufactured for use in the United States in 1997. According to the CDC, 65 percent of the 34 million Americans over age 65 received the annual influenza vaccine during the 1997 calendar year, up from less than approximately 25 percent a few years earlier. The Company believes that a lower percentage of high-risk individuals under age 65 are vaccinated annually, and that the majority of influenza doses used in the United States are being administered to healthy adults under age 65, many of whom participate in voluntary work place immunization programs. Experts suggest that very few of the 70 million children in the United States under age 18 receive the annual influenza vaccine.

     In addition to the currently available vaccines, two oral drugs are currently approved for use in the prevention and treatment of influenza A: amantadine, which has been on the market for many years, and rimantidine, a closely related compound which produces fewer side effects. Both drugs have been shown to be effective in reducing the severity of influenza A disease and the number of days of disability, but are not effective against influenza B. Both drugs are also recommended for daily use during the influenza season by certain high-risk persons for whom the influenza vaccine is contra-indicated. However, there is a concern that widespread prophylactic use could lead to emergence of drug-resistant strains.

     Aviron's Cold Adapted Influenza Vaccine. The Company's most advanced program is based on the live cold adapted influenza vaccine technology discovered by Dr. H. F. Maassab, licensed from the University of Michigan and subject to a Cooperative Research and Development Agreement ("CRADA") with the NIH. This cold adapted influenza vaccine, FLUMIST(TM), has undergone and is currently undergoing extensive clinical trials by Aviron, many of which are coordinated with NIH-sponsored investigators. Prior to Company-initiated trials, at least 90 clinical trials of the cold adapted influenza vaccine technology were performed since 1977, involving more than 15,000 volunteers, of whom over 7,000 received the cold adapted influenza vaccine. See "-- Influenza Clinical Trials."

     The Company is developing FLUMIST(TM) for widespread annual use in children and adults and for co-administration with the inactivated vaccine for improved protection in high-risk adults, including the elderly. The quality of the immune response induced by cold adapted influenza vaccine differs from that induced by inactivated influenza vaccines. FLUMIST(TM) elicits an immune response to multiple viral proteins mimicking the natural immunobiology of influenza, whereas the response to the classical inactivated vaccine is directed primarily to two components of the virus. Because FLUMIST(TM) is delivered as a nasal spray, rather than an injection, the Company believes it would provide a more attractive way to immunize children on an annual basis. Children are an important target because, while the elderly experience the greatest mortality from the annual influenza epidemic, much of the illness occurs in young children. Children are also thought to be an important factor in the spread of influenza in the population. Aviron expects that initially FLUMIST(TM) will be delivered in physicians' offices and other locations where the current injectable influenza vaccine is given.

     Aviron is also targeting healthy adults, many of whom are being offered influenza prophylaxis by their employer and who may prefer Aviron's intranasal administration to injection. The Company believes that many adults who regularly receive the inactivated influenza vaccine will select the intranasal vaccine if given the choice, and that people who have avoided "flu shots" in the past may receive a vaccination if the intranasal alternative is available. The Company believes that immunization programs based on its intranasal cold adapted influenza vaccine may also decrease the health professional's time per vaccination compared to the current influenza injection and therefore allow improved flexibility and efficiency in the operation of workplace programs. In addition, the Company is developing its vaccine for co-administration by nasal spray with the inactivated influenza vaccine injection for high-risk adults, including the elderly. While efficacy in the elderly has not been conclusively demonstrated, nursing home studies suggest that simultaneous administration of the intranasal cold adapted influenza vaccine with an injection of the inactivated vaccine offers added protection compared to administration of the inactivated vaccine alone. Aviron intends to seek recommendations from the ACIP and the American Association of Pediatrics ("AAP") and other medical advisory bodies for use of the cold adapted influenza vaccine in the appropriate population.

  Parainfluenza Virus Type 3

     PIV-3 is a common respiratory virus of childhood which causes croup, cough, fever and pneumonia. Every year, primarily during the spring and summer months, PIV-3 infects infants, children and adults. In the United States, at least 60 percent of children are infected by the time they reach two years of age, and 80 percent by four years of age. These cases are associated with symptoms lasting from three to eight days and result in approximately 17,000 hospitalizations per year. Children are also a major factor in introducing PIV-3 infection into the family setting. PIV-3 frequently reoccurs and children typically experience two to three infections of decreasing severity. Unlike influenza, PIV-3 undergoes only a very minor degree of variation in the surface proteins from year to year; therefore, a PIV-3 vaccine will not require annual updates.

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

     Prior to the Company's in-licensing of the bPIV-3 vaccine, it had been tested in Phase 1 clinical trials in almost 100 adults, children and infants. In all age groups, the bPIV-3 vaccine appeared satisfactorily attenuated, safe and genetically stable. Eighty-five percent of seronegative infants and children (six to 60 months of age) were infected by the tested dose, and 61 percent of bPIV-3 recipients developed a rise in antibody to the human PIV-3 virus. The vaccine strain infected 92 percent of infants younger than six months of age, even in the presence of maternal PIV-3 antibodies. Infection with the bPIV-3 vaccine stimulated an immune response to human PIV-3 in 42 percent of these young infants. A preliminary review of a Phase 2 clinical trial announced in December 1998 found that after three doses, 79 percent of the vaccine recipients showed evidence of immunization compared to seven percent of placebo recipients. The trial met Aviron's pre-determined objectives for safety and immunogenicity. Aviron intends to move forward with additional clinical development.

  Epstein-Barr Virus

     Epstein-Barr virus, a herpes virus that causes infectious mononucleosis, infects most people at some point in their lifetime. Infection at a young age may cause mild symptoms, but the debilitating syndrome of infectious mononucleosis is most common when infection first occurs in adolescence or young adulthood via exchange of saliva. Sore throat and swollen neck glands are followed by a period of fatigue and lethargy which can last for weeks or even months. Approximately 10 percent of high school and college students become infected with EBV each year in the United States, of which half or more may develop infectious mononucleosis. The disease usually runs its course without significant medical intervention; however, the long duration of infectious mononucleosis can be a serious problem for high school and college students and workers.

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

     The Company is developing a subunit vaccine for EBV based on the single surface antigen responsible for most of the neutralizing antibodies stimulated by EBV infection. Quantities of this antigen have been expressed, purified and evaluated in a rabbit model, where preliminary results indicate that the antigen is immunogenic when combined with an adjuvant. In 1995, the Company entered into a worldwide collaboration with SmithKline Beecham, excluding Korea, whereby SmithKline Beecham will fund the development of Aviron's EBV vaccine in exchange for certain marketing rights. SmithKline Beecham is completing a Phase 1 clinical trial in Europe of the subunit vaccine in healthy adults to evaluate safety and immunogenicity. There can be no assurance that this trial will not need to be repeated in the United States or that FDA approval will be obtained for any future clinical trial or vaccine candidate. See "-- Collaborative Agreements."

  Cytomegalovirus

     Most people become infected with CMV, another member of the herpes virus family, at some time in their life, and in the United States 40 percent to 60 percent of infections occur in childhood. These infections are typically asymptomatic or result in mild illness with sore throat, headache, fatigue and swollen glands. CMV also can cause an infectious mononucleosis syndrome clinically indistinguishable from that associated with EBV infection. More serious CMV disease is also often associated with a weakened immune system, as is often found in AIDS, cancer and transplant patients, which may be due to reactivation of CMV acquired early in life or a primary infection. In addition, if a woman is first exposed to this virus early in pregnancy, the resulting infection can cause serious fetal abnormalities. Approximately 40,000 infants in the United States are infected each year, resulting in varying levels of brain damage or deafness in over 10 percent of these infants. Congenital CMV syndrome results in significant expenditures for neonatal intensive care and potentially lifelong custodial care.

     No vaccine currently is available for CMV. Antibodies from persons with high levels of immunity are available in the form of hyperimmune globulins for certain high-risk patients, but use of these products can be costly and of limited efficacy. The Company believes that widespread vaccination of children with a safe and effective CMV vaccine is justified for the same reason that children in the United States are vaccinated against rubella: to protect unborn children from birth defects by reducing the risk that mothers are exposed to infected children.

     A live attenuated CMV vaccine candidate, known as the Towne strain, has been tested by third parties in several hundred people. This strain was reported to be well tolerated, but did not provide sufficient protection in mothers of children in day care who were at risk for congenital CMV, or in transplant recipients at risk of acquiring CMV from the donor organs. Aviron scientists have discovered differences between the genome of the Towne strain and that of wild-type CMV. Based on this knowledge, the Company has used its Rational Vaccine Design approach to create new recombinant CMV vaccine candidates in an attempt to strike the appropriate balance between attenuation and protection. The NIAID filed an IND for a Phase 1 clinical trial of several of Aviron's CMV vaccine candidates in December 1998. The proposed trial under this IND has been placed on clinical hold by the FDA, and the Company and the NIAID believe that the questions raised by the FDA can be resolved in order to begin a Phase 1 clinical trial in 1999. The Company expects to enter clinical trials in 1999 for a CMV vaccine in conjunction with NIAID. However, no assurance can be given that clinical trials will be commenced or, if commenced, will be successful, or that the Company will develop successfully and receive FDA approval of its CMV vaccine candidate.

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

     Genital herpes also can be acquired by newborn babies as they pass through the birth canal of infected mothers. Neonatal herpes simplex infection can result in serious damage to the brain and many other organs. Even with therapy, over 20 percent of the 1,500 infants infected each year in the United States die, and many of the survivors are seriously impaired. In addition, efforts to prevent neonatal herpes contribute significantly to the cost of the disease. Thousands of women in the United States with a history of genital herpes are advised to undergo a Cesarean section when prenatal cultures or examinations suggest a recurrence near the time of delivery. HSV-2 infection can also lead to serious and fatal complications in adults with impaired immune systems due to AIDS or drug therapy for organ transplants.

     The most widely used drug therapy for HSV-2 disease is acyclovir, which has been shown to reduce the severity and duration of herpetic lesions, although most patients treated still experience symptoms for several days. When taken several times a day as a prophylaxis for HSV-2, acyclovir also has been shown to reduce the frequency of recurrences. Several additional therapeutics are available or are in the late stages of clinical trials, and several prophylactic vaccines are in clinical trials; however, no vaccine currently is available to prevent genital herpes. One company recently reported a lack of efficacy in Phase 3 clinical trials of a subunit vaccine. A second company is conducting a Phase 3 clinical trial of a different subunit vaccine, and a third company has announced completion of a Phase 1 clinical trial of a disabled virus which can undergo only a single cycle of replication after injection.

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

     In July 1996, Aviron licensed certain of its patent rights covering or related to the use of HSV-2 for treatment of cancer and for gene therapy, but excluding use for vaccines, to NeuroVir Research, Inc., a private Canadian corporation ("NeuroVir"). In exchange, Aviron received shares of capital stock and warrants to purchase shares of capital stock, representing a minority interest in the outstanding equity securities of NeuroVir on a fully diluted basis. Aviron is under no obligation to fund development of this technology by NeuroVir.

  Respiratory Syncytial Virus

     RSV is the major cause of lower respiratory tract illness in the very young, responsible for over 90,000 hospitalizations and more than 4,000 deaths a year in the United States. Infection is manifested as cough and fever and, in some cases, pneumonia. While RSV infection can occur at any time of year, epidemics generally occur in the winter. Most cases are in children under age four, with the peak of severe illness under six months of age, particularly in infants with pre-existing heart and lung disease. The only prevention for RSV currently available is passive administration of antibodies, although one company is testing a cold adapted live attenuated RSV vaccine in infants. Available drug therapy is reserved for the most serious cases as it has significant side effects. Aviron is developing a genetically engineered live attenuated virus vaccine for RSV using its proprietary reverse genetics technology. Aviron's objective is to use this technology to create a number of live virus vaccine candidates that can be tested in animal models before selecting a candidate for testing in humans. However, no assurance can be given that the Company will be successful in identifying a vaccine candidate.

INFLUENZA CLINICAL TRIALS

     The Company has conducted and continues to conduct clinical trials to evaluate safety and efficacy of its live cold adapted influenza vaccine, FLUMIST(TM), a trivalent vaccine. To date, the Company has tested FLUMIST(TM) in over 11,000 children and adults. While the Company believes that it can use previous trial data from others, including NIH and Wyeth-Ayerst Laboratories, a division of American Home Products ("Wyeth"), to support its regulatory filings, the Company's use of the previous data to establish safety and efficacy of its proposed vaccine is limited because very few of the clinical trials involved a trivalent vaccine delivered through a nasal spray device. The Company's clinical trials relate to the safety and efficacy of the trivalent formulation as well as the safety of its intranasal spray delivery method. The Company enrolled a total of 647 patients in Phase 1/2 clinical trials, 92 patients in a challenge efficacy study in adults, in collaboration with the NIH, and 1,602 children in year 1 of the Phase 3 pediatric protective efficacy trial, approximately 85 percent of whom have returned for year 2 of the trial, and 5,758 adults and children in five additional safety and in the healthy working adult effectiveness trial. The Company has received limited data on the efficacy of FLUMIST(TM) against culture-confirmed influenza from clinical trials in healthy adults. There can be no assurance that data from such trials, in addition to prior trials, will be sufficient to support the FDA approval in healthy adults. The Company's clinical trials are being designed to support a planned Biologic License Application ("BLA") submission in the summer or fall of 1999 seeking approval of FLUMIST(TM) in several target populations. The estimated timing of submission of this BLA and potential commercialization of FLUMIST(TM) are forward-looking statements subject to risks and uncertainties, and there can be no assurance that such filing or such approval will not be delayed materially or that such commercialization will occur as a result of certain factors, including those set forth in "Business Risks -- Uncertainties Related to Clinical Trials," "-- Uncertainties Related to Early Stage of Development; Technological Uncertainty."

  Phase 1 and 2 Clinical Trials and Challenge Efficacy Trial

     Aviron conducted a safety and immunogenicity study in 1996 involving 239 healthy adults at three university research centers. Patients were randomly assigned to receive either FLUMIST(TM) by nasal spray or nose drops, or placebo by nasal spray or nose drops. No serious adverse events attributable to FLUMIST(TM) were seen in any subjects, and there were no statistically significant differences in the occurrence of fever, sore throat, runny nose, cough, headache or any other potential reaction assessed in the study between the vaccine or placebo or between the different types of administration. Statistically significant serum antibody responses to all three strains in the vaccine were observed in the subjects receiving FLUMIST(TM) compared to placebo. The magnitude of these antibody responses was within the range of responses seen in previous trials by others of the live cold adapted influenza vaccine, which are lower than the serum responses typically observed following immunizations with the inactivated influenza vaccine.

     In 1996, 238 children between the ages of 18 months and five years were enrolled at four Vaccine Treatment Evaluation Units ("VTEUs") and 118 children were enrolled at the Center for Vaccine Development in Santiago, Chile, in a Phase 1/2 double-blind, placebo-controlled safety, immunogenicity and dose-escalation study. The study design and endpoints were similar to the adult study, except that the initial phases used a dose lower than that given to adults. No serious adverse events were seen in any subjects in any of the three phases of the dose escalation, and there were no statistically significant differences in the occurrences of fever, sore throat, runny nose, cough, wheezing, or irritability assessed in the study between the vaccine or placebo or between the different types of administration. Statistically significant serum antibody responses to all of the three strains were observed in the subjects receiving the higher dose of FLUMIST(TM) compared to placebo. The magnitude of these antibody responses was within the range of responses seen in previous trials by others of the trivalent cold adapted influenza vaccine, which are lower than the serum responses typically observed following immunizations with the inactivated influenza vaccine.

     FLUMIST(TM) has also been tested in a double-blind, placebo-controlled challenge efficacy study at two VTEUs involving 92 healthy young adults. Subjects were randomized to receive either FLUMIST(TM), the inactivated injectable vaccine or placebo. There were no serious adverse events attributable to FLUMIST(TM) seen in any subjects, and there were no statistically significant differences in the occurrence of any potential reactions assessed in the study between either vaccine or placebo. Following vaccination and subsequent intranasal administration of the wild-type challenge virus, the incidence of laboratory-documented influenza, a prospectively defined primary endpoint of the trial, was 7 percent in subjects vaccinated with FLUMIST(TM), 13 percent in subjects vaccinated with the inactivated injectable influenza vaccine and 45 percent in subjects who received placebo. The reduction in laboratory-documented influenza compared to placebo was statistically significant for FLUMIST(TM) and the inactivated vaccine. The other prospectively defined primary endpoint of the study was the proportion of subjects shedding the challenge virus after its administration. No significant differences were seen between the two vaccines and placebo in viral shedding.

     Of the recipients of FLUMIST(TM), 10 percent experienced moderate or severe respiratory symptoms following administration of the wild-type influenza challenge virus, a statistically significant reduction compared to 39 percent of placebo recipients. The rate of moderate or severe respiratory symptoms observed following challenge virus in the inactivated injectable vaccine was 22 percent which was not statistically significant compared to placebo. While the rate of respiratory illness seen in the placebo group was consistent with previous influenza challenge efficacy trials by others, the rate of febrile or systemic illness following challenge was lower than in previous trials. These data have not been peer reviewed, however, no assurance can be given that the conclusions drawn from this analysis will not change as a result of further study by the Company or during the peer review process.

  Phase 3 Clinical Trials in Children

     Based on trials by others which showed that a modest immune response in young children to one or two of the strains after a single dose could be boosted significantly by a second dose approximately two months later, the Company initiated a two-year pivotal Phase 3 clinical trial to evaluate one-and two-dose regimens in children. The Company's clinical trial data suggest that a repeat or booster dose may be required in young children without previous exposure to influenza or influenza vaccines. Two doses of the inactivated injectable influenza vaccine are recommended annually for young children receiving influenza prophylaxis for the first time. The Company enrolled 1,602 children at 10 clinical sites in the pivotal Phase 3 clinical trial, of which 1,314 were vaccinated with a second dose 46 to 74 days after initial vaccination. The primary endpoint of the first stage of the study was defined as protection of children from culture-confirmed influenza during naturally occurring epidemics of influenza.

     The data were unblinded in July 1997 following a single year of patient accrual due to the adequate incidence of influenza in the study population. The Company and NIAID announced that, based on an initial analysis of the first stage of the Phase 3 trial, FLUMIST(TM) demonstrated a 93 percent protection rate against culture confirmed influenza in those children receiving two doses, the primary endpoint of the study. Only 1 percent of children receiving two doses experienced culture-confirmed influenza, compared to 18 percent of those receiving the placebo. These results were statistically significant. No serious adverse events attributable to FLUMIST(TM) were seen in any subjects to whom FLUMIST(TM) was administered. There were no statistically significant differences in other side effects between FLUMIST(TM) and placebo recipients, except for a somewhat increased incidence of transient runny nose, mild fever and decreased activity following immunization in children receiving FLUMIST(TM). The investigators described these transient side effects as comparable to or milder than those observed following many other childhood immunizations.

     The clinical investigators presented the initial findings of this trial at a scientific conference in the fall of 1997 and, in May 1998, data from the first year of a Phase 3 clinical trial of FLUMIST(TM) were published in The New England Journal of Medicine. In the randomized, placebo-controlled study, results show that only 14 of the 1,070 children vaccinated with FLUMIST(TM) experienced culture-confirmed influenza, while 95 of the 532 placebo recipients experienced culture-confirmed influenza. Of the children who received FLUMIST(TM), only one child developed influenza-associated ear infection, while 20 of the placebo recipients developed influenza-associated ear infections. Throughout the entire cough, cold and flu season, 1,070 children vaccinated with FLUMIST(TM) experienced 30 percent fewer ear infections with fever than children who received placebo, and a 35 percent reduction in related antibiotic use for ear infections with fever.

     The children who participated in the first year of this study were invited back to participate for a second flu season in the 1997-98 follow-on trial and they were either vaccinated with a single dose of FLUMIST(TM), or a placebo spray. In September 1998, the results of year 2 of the Phase 3 efficacy trial of FLUMIST(TM) in children, conducted in collaboration with NIAID, were presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). The study showed that FLUMIST(TM) provided 100 percent protection against culture-confirmed influenza strains included in the 1997 - 98 flu vaccine, and 86 percent protection against A/Sydney, an unexpected variant which was the predominant strain of influenza circulating during the 1997-98 flu season. Overall, FLUMIST(TM) provided 87 percent protection against all culture-confirmed influenza. In the 1,358 participants, there were five cases of influenza due to influenza strains included in the vaccine and 66 cases caused by A/Sydney. Only two percent of children vaccinated with FLUMIST(TM) (15 out of 917) experienced culture-confirmed influenza, all of which was attributable to the A/Sydney strain, while

13 percent of the placebo recipients (56 out of 441) experienced culture-confirmed influenza. The difference between these two influenza attack rates is used to calculate the overall protection rate of 87 percent.

     The incidence of pneumonia and other lower respiratory diseases was also reduced in those children vaccinated with FLUMIST(TM), compared to placebo. Eight children in the placebo group developed influenza-related wheezing, bronchitis or pneumonia, all of which were due to the A/Sydney strain. No children who received FLUMIST(TM) experienced lower respiratory complications. In the 15 of the 917 children in the FLUMIST(TM) group who did contract influenza, the illness appeared to be milder than in the control group, based on frequency of complications and duration of fever.

     The Company began a large scale clinical trial in August 1998 to access the impact of community-wide influenza immunization. The three-year trial, taking place in Temple, Texas, is expected to enroll up to 15,000 children and is funded by a $3 million grant from the NIAID awarded to the Baylor College of Medicine. The trial will evaluate the impact of vaccinating pre-school and school-age children with FLUMIST(TM) on the incidence of doctor visits for flu-related illness.

     On December 10, 1998, the Company reported on a meeting with the U.S. Food and Drug Administration Center for Biologics Evaluation and Research (CBER) regarding plans for submission of the Company's license applications for FLUMIST(TM). Requirements for completion of the submission include data on manufacturing, validation and stability. In addition, The Company is conducting a bridging study in children designed to evaluate clinical comparability of vaccine blended and filled at the Company's new Pennsylvania facility as compared to vaccine used in earlier clinical trials. This 225-person trial is fully enrolled and underway in Australia in collaboration with CSL Limited, the Company's Australian marketing partner for FLUMIST(TM). The Company will include safety and immunogenicity data from this clinical study in its licensing applications for FLUMIST(TM). The Company's goal is to submit its application in the summer or fall of 1999.

  Clinical Trials in Healthy Adults

     On December 5, 1998, preliminary results reported from a Phase 3 trial in 4,561 healthy working adults showed that those receiving FLUMIST(TM) experienced reductions in illness-associated missed work days and health care provider visits, as well as prescription and over-the-counter medication use associated with illness. The study was conducted to assess the impact of immunization on the frequency of influenza-like illness, utilization of health care services, and absenteeism from work. These data are intended to support models of the cost-effectiveness of immunization programs based on FLUMIST(TM).

     Data from this trial were presented at the International Symposium on Influenza and Other Respiratory Viruses. Those receiving FLUMIST(TM) missed 28.8 percent fewer days of work due to febrile upper respiratory illness and had 40.9 percent fewer days of health care provider visits. Participants also experienced a 45.5 percent reduction in days of prescription antibiotic use, a 17.0 percent reduction in days of non-antibiotic prescription drug use and 28 percent fewer days of OTC medicine use.

     Study results show FLUMIST(TM) recipients had reductions in the occurrence of illness by multiple definitions measured in the study including severe influenza-like illness (18 percent less) and febrile upper respiratory tract illness (23 percent less). The number of days of illness was also reduced in FLUMIST(TM) recipients by 23 to 28 percent, depending on the specific illness definitions. The prospectively determined primary endpoint was occurrence of illness using the broadest definition, which was reduced in FLUMIST(TM) recipients by 9.8 percent, a trend which did not reach statistical significance.

     The trial was a double-blind, placebo-controlled study conducted in 13 clinical sites nationwide during the 1997 - 98 flu season. Most study subjects self-administered FLUMIST(TM) under the supervision of investigators at their worksite or nearby clinic. Study participants reported their symptoms and health events monthly. Because laboratory tests were not performed to diagnose influenza, several pre-specified illness definitions were used to identify health events that could have been due to influenza virus infection. These included a very broad definition of influenza-like illness, which did not necessarily include respiratory tract symptoms, as well as more severe influenza-like illness and febrile upper respiratory tract illness (upper respiratory illness with fever).

  Clinical Trials in High-risk Adults

     The Company has completed a clinical trial for safety in 200 elderly high-risk adults for the use of FLUMIST(TM) for co-administration with the currently available injectable vaccine. Many of the participants in this trial self-administered FLUMIST(TM). The Company intends to use this data to support a label claim for safety for such co-administration in high-risk adults, including the elderly. As this trial is not designed to generate efficacy data on use of FLUMIST(TM) in high-risk adults, there can be no assurance that data from this trial, combined with data from the Company's other clinical trials and prior trials, will be sufficient to support FDA approval of an indication for use of FLUMIST(TM) in high-risk adults even if the FDA were satisfied with the safety data submitted. Early in the fourth quarter of 1998, the Cooperative Studies program of the Department of Veterans Affairs Office of Research and Development began a one-year trial to evaluate the potential additional benefit of co-administration of FLUMIST(TM) with the flu shot, compared to the flu shot alone, in high-risk patients with chronic lung disease, or chronic obstructive pulmonary disease and emphysema. This study involves over 2,000 volunteers at 20 participating VA Medical Centers in the United States.

  Clinical Trials for Manufacturing Consistency and Process

     In February 1998, the Company reported positive results from a manufacturing consistency lot trial of bulk vaccine manufactured, blended, and filled into sprayers at Medeva Pharma Limited ("Medeva Pharma"), formerly Evans Medical Limited, a subsidiary of Medeva PLC. The Company conducted a randomized, double-blind, placebo-controlled trial in 500 children, designed to evaluate the safety and immunogenicity of three new manufacturing lots of FLUMIST(TM). The children were vaccinated between April and September 1997. Analysis of patient diary cards and antibody responses following two doses of FLUMIST(TM) showed consistent safety and immunogenicity for the different lots according to the pre-defined endpoints. Evidence that different lots of vaccine can be manufactured at a consistent quality level is generally required by the FDA prior to approval of such products for commercial sale.

     On June 30, 1998, the Company submitted a Product License Application/Establishment License Application (PLA/ELA) for FLUMIST(TM) to the FDA. On August 31, 1998, Aviron reported that it had received notice that its license applications were not accepted for filing. Requirements for resubmission include additional data in the areas of manufacturing, validation and stability. The Company is conducting a bridging study designed to evaluate clinical equivalence of vaccine blended and filled at the Company's facility at Packaging Coordinators, Inc., a division of Cardinal Health, Inc. ("PCI") compared to vaccine used in earlier clinical trials. This 225-person trial has been initiated in Australia in collaboration with CSL Limited, the Company's Australian marketing partner for FLUMIST(TM). The Company will include safety and immunogenicity data from this clinical study in its licensing applications for FLUMIST(TM). The Company intends to resubmit its application in the summer or fall of 1999. The resubmission will be in the form of a BLA, rather than a PLA/ELA, in keeping with current FDA requirements. There can be no assurance that the FDA will find these data sufficient to demonstrate consistency of manufacture.

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

PRODUCTION AND MANUFACTURING

  Cold Adapted Influenza Vaccine

     Production of the cold adapted influenza vaccine requires the following steps:

     Master Virus Seed Production. After the FDA and the CDC select the influenza strains to be included in the vaccine, Aviron creates the respective master virus seeds for use in large-scale production. These contain the hemagglutinin (HA) and neuraminidase (NA) genes of the expected epidemic strain and six genes conferring the cold adapted, attenuated properties of the master donor strain. Two processes are available for Aviron to make the master virus seeds: classical reassortment and reverse genetics. In the classical reassortment process, laboratory virus cells are simultaneously infected with the expected epidemic strain and the cold adapted master donor strain, which results in random genetic reassortments between the two strains. The specific reassortment desired is isolated using monoclonal antibodies. This process takes approximately four to six weeks and has been used by scientists at the University of Michigan and Aviron to create over 20 different vaccine strains that have been tested in human clinical trials. In the reverse genetics approach, HA and NA genes are isolated from the expected epidemic strain and introduced into the cold adapted master donor strain using Aviron's proprietary reverse genetics technology. Potential advantages of this process are that it may be somewhat faster and may offer lower risk of contamination than classical reassortment. Aviron has conducted a clinical trial to evaluate safety of the reverse genetics process compared to the classical reassortment process. There can be no assurance that the FDA will find this data sufficient to demonstrate the acceptability of a particular approach to master virus seed production.

     Bulk Monovalent Formulation Production. Under the Company's current arrangement with Medeva Pharma, the master virus seeds for each vaccine strain are transferred to Medeva Pharma in the United Kingdom for large scale production of the bulk monovalent formulations of the three vaccine strains, which involves infection, incubation and harvesting from hen's eggs. The eggs used in this process are supplied by a third party that maintains flocks certified to be free of specific pathogenic agents.

     Trivalent Formulation Production. The bulk formulation is frozen and transferred to PCI in Pennsylvania where the monovalent vaccine material is blended into the trivalent formulation for filling into nasal spray devices, packaged and labeled. In 1998, the Company opened a 34,000-square-foot manufacturing suite in PCI's site. If regulatory approval is received, the PCI facility will be used for blending, filling, packaging, labeling and storage of FLUMIST(TM).

     The Company currently does not have licensed facilities to manufacture FLUMIST(TM) and has no direct experience with large scale manufacture of this potential product. All of the cold adapted vaccine material used in the Company's early stage clinical trials has been supplied solely by Medeva Pharma pursuant to an agreement between the Company and Medeva Pharma entered into in November 1995 (the "Medeva Pharma Clinical Agreement"). Pursuant to this agreement, the Company has received timely and sufficient supplies for its clinical trials of FLUMIST(TM) through four influenza seasons. Medeva Pharma is one of four companies licensed by the FDA to produce influenza vaccine for sale in the United States and produces its own injectable inactivated influenza vaccine. Under the Medeva Pharma Clinical Agreement, Medeva Pharma is producing and supplying the Company with sufficient quantities of FLUMIST(TM) to conduct its current clinical trials, subject to certain limitations. Under the Medeva Pharma Clinical Agreement, Medeva Pharma has been performing work for Aviron intended to result in a liquid formulation of FLUMIST(TM) requiring only refrigeration rather than frozen storage. The Company believes that a liquid formulation will be required to address markets outside the United States and Canada. The Company is also conducting development work on the liquid formulation at its facilities in California.

     The Company initially plans to obtain commercial quantities of bulk vaccine of FLUMIST(TM) from Medeva Pharma. Under an agreement between the Company and Medeva Pharma entered into in April 1997 (the "Medeva Pharma Commercial Agreement"), Medeva Pharma has agreed to manufacture FLUMIST(TM) in bulk until December 31, 2001, so as to meet the Company's needs for bulk product through the 2001 - 2002 influenza season. In October 1997, the Company entered into a nonexclusive arrangement with PCI for the blending, filling, packaging, and labeling of FLUMIST(TM) for commercial sale in the United States until October 2004 (the "PCI Agreement"). In the event of a better than expected market acceptance, the Company may be capacity constrained on its supply of vaccine through at least the 2000 - 2001 influenza season. In order to secure future production capacity, the Company may extend and expand its existing arrangements, collaborate with other third parties, or establish its own manufacturing facilities. Using an alternative supplier or building a proprietary facility would require a substantial amount of funds and additional clinical trials and testing. There can be no assurance that an alternative source of supply will be established on a timely basis, or that the Company will have or be able to obtain funds sufficient for building or equipping a new facility. In early 1999, the Company entered into a lease agreement for approximately 69,000 square feet of office, laboratory and manufacturing space in Santa Clara, California. The Company has leased this facility through January 2019, with an option to renew for seven years. The Santa Clara facility, as well as the subsequent establishment of alternative or proprietary sources for supply or manufacturing, would require FDA approval for each such facility.

     The production of FLUMIST(TM) is subject to the availability of a large number of specific pathogen-free hen eggs, for which there are currently a limited number of suppliers. The Company has been purchasing its egg requirements from a single supplier on a purchase order basis, rather than pursuant to any long term contractual arrangement. Contamination or disruption of this source of supply would adversely affect the ability to manufacture FLUMIST(TM). The production FLUMIST(TM) is also subject to the availability of the device for delivery of the vaccine intranasally. In August 1998, the Company and Becton Dickinson and Company ("Becton Dickinson") entered into a worldwide exclusive supply agreement under which Becton Dickinson will supply the Company with its AccuSpray(TM) non-invasive nasal spray delivery system for the administration of FLUMIST(TM) through the 2001 - 2002 flu season. There can be no assurance that these suppliers will provide timely and adequate supply of these product components and raw materials. In addition, the Company depends on the submission by the delivery device manufacturer of a Device Master File application ("DMF") for separate review by regulatory authorities; the Company will reference the DMF as part of the BLA submission for FLUMIST(TM).

     The Company's current frozen formulation of FLUMIST(TM) is being designed to meet an acceptable level of stability for the U.S. market initially targeted by the Company. There can be no assurances that the Company will succeed in achieving adequate product stability for FLUMIST(TM). In addition to its current frozen formulation, the Company is exploring alternative formulations and presentations for FLUMIST(TM) which may enable improved distribution and longer shelf life. There can be no assurance that the Company will succeed in achieving adequate product stability for the current frozen formulation of FLUMIST(TM), that the Company's efforts to produce such alternative formulations will be successful, or that such alternative formulations will actually enable improved distribution and longer shelf life.

     The production and marketing of influenza vaccine is highly seasonal. Because most cases of influenza occur in winter, the majority of influenza vaccinations in the Northern Hemisphere occur between September and December of a given year. Influenza viruses have a high mutation rate and the surface antigens of influenza viruses that induce protective immunity are variable from year to year. Each spring, the FDA and the CDC determine circulating influenza strains that will be included in the season's influenza vaccines. As a result, manufacturers of vaccines must modify their influenza vaccines each year to include the selected strains in a form that meets FDA guidelines, within an approximately six-month period, in order to make it available before the influenza season. As such, the Company must establish a dependable process by which FLUMIST(TM) may be modified and manufactured on a timely basis to include different strains each year. If the Company were unable to develop an influenza vaccine for a particular year that meets FDA and CDC guidelines, the Company would receive no revenues from an influenza vaccine for that influenza season, which would materially adversely affect the Company's business, financial condition and results of operation, given the relatively fixed nature of its operating expenses over the short term. Failure of one of the Company's suppliers to deliver timely and sufficient supplies to the Company, if it caused the Company to be unable to deliver vaccines during the peak demand period for the influenza season, would have a disproportionately adverse effect on the Company's financial results.

  Other Products

     In 1996, the Company completed construction of a pilot manufacturing facility for its potential vaccine products other than FLUMIST(TM). The Company currently does not have facilities to manufacture any of its other potential products in commercial quantities and has no experience with commercial manufacture of vaccine products. To manufacture its other potential products for large-scale clinical trials or on a commercial scale, the Company may be required to build a large-scale manufacturing facility, which would require a significant amount of funds. The scale-up of manufacturing for commercial production would require the Company to develop advanced manufacturing techniques and rigorous process controls. No assurance can be given as to the ability of the Company to produce commercial quantities of its potential products in compliance with applicable regulations or at an acceptable cost, or at all.

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

     Clinical trials of FLUMIST(TM) have been conducted to provide information regarding its use in three market segments: children, healthy adults, and adults at high-risk of influenza complications due to age or to the presence of chronic medical conditions such as heart or lung disease or diabetes. Use of influenza vaccines in these three segments is subject to somewhat different market forces, and customers are accessed by different channels of distribution.

  Children

     The current injectable influenza vaccine is often used in children at high-risk of influenza complications due to conditions such as asthma and congenital heart disease, but public health authorities are concerned that coverage rates are below optimal. There are approximately 70 million children under age 18 in the United States. The current injectable vaccine is rarely used in healthy children, although children have the highest attack rate of influenza and play a major role in the spread of the influenza epidemic. The Company's objective is to develop a new market for influenza prophylaxis in healthy and high-risk children by offering an alternative to the injectable vaccine. Because FLUMIST(TM) is delivered as a nasal spray, rather than an injection, the Company believes it would provide a more attractive way to immunize children on an annual basis.

  Healthy Adults

     Aviron believes that a large proportion of the current injectable influenza vaccine used in the United States is being administered to healthy adults, either via workplace-sponsored immunization programs or in programs offered through clinics, pharmacies or other retail outlets. The Company estimates that there are approximately 120 million adults in the United States who are not at high-risk for influenza complications. Aviron's objective is to expand the current market for influenza prophylaxis by offering an alternative for individuals who are deterred by the injectable route of delivery of the current product. The Company believes that immunization programs using FLUMIST(TM) may also decrease the health professional time per vaccination compared to the current influenza injection and therefore allow improved flexibility and efficiency in the operation of such programs. A majority of the participants in the Company's clinical trials for adults self-administered FLUMIST(TM).

  High-risk Adults

     The Company is currently conducting a clinical trial in elderly high-risk adults to evaluate the effectiveness of FLUMIST(TM) when co-administered with the injectable influenza vaccine, compared to the injectable influenza vaccine alone. See "Influenza Clinical Trials" section. If this trial is successful, and regulatory approval is received, the Company intends to market FLUMIST(TM) to be used in conjunction with the injectable influenza vaccine for adults over age 65 (approximately 34 million Americans) and for adults under age 65 with conditions which put them at higher risk of influenza complications (approximately 20 million Americans).

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

  Wyeth Lederle Vaccines

     On January 12, 1999, Wyeth Lederle Vaccines, a business unit of Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation ("Wyeth Lederle"), and Aviron announced a worldwide collaboration for the marketing of FLUMIST(TM). This agreement became effective in March 1999 following the termination of Hart-Scott-Rodino review.

     Under this agreement, the Company granted Wyeth Lederle exclusive worldwide rights to market FLUMIST(TM), excluding Korea, Australia, New Zealand and certain South Pacific countries. Aviron and Wyeth Lederle will co-promote FLUMIST(TM) in the United States, while Wyeth Lederle will have the exclusive right to market the product outside the United States. In each case, Wyeth Lederle will hold the marketing rights for up to 11 years. Aviron and Wyeth Lederle will also collaborate on the regulatory, clinical, and marketing programs for FLUMIST(TM).

     The Company received a cash payment of $15 million upon execution of the collaboration, and will receive $15 million upon acceptance by the FDA of a BLA filing and $20 million upon FDA marketing approval for FLUMIST(TM). Compensation for achieving additional development and regulatory milestones is included in the agreement terms. The granting of certain other rights under the license would trigger additional payments by Wyeth Lederle in excess of $140 million to Aviron.

     Wyeth Lederle is committed to provide up to $40 million in future financing to Aviron, a portion of which is contingent upon FDA approval of FLUMIST(TM), with the remaining amount to come from participation in future Aviron securities offerings. The total potential value for the license fees, milestones and financing support that Aviron could receive exceeds $400 million. No assurance can be given, however, that the Company will receive any future payments from Wyeth Lederle. Sales of FLUMIST(TM) and future payments to the Company are dependent on the successful development, manufacturing, supply, sale and distribution of FLUMIST(TM) by the Company, its third party suppliers and Wyeth Lederle.

     Wyeth Lederle will distribute FLUMIST(TM) and record all revenues. In addition to the payments mentioned above, Aviron anticipates that it will receive in the range of 40 percent of FLUMIST(TM) revenues from Wyeth Lederle, in the form of product transfer payments and royalties, which increase at higher sales levels. Aviron will incur expenses to supply and co-promote FLUMIST(TM).

  CSL Limited

     On June 22, 1998, the Company and CSL Limited of Victoria, Australia ("CSL Limited"), announced that they will collaborate on the development, sale and distribution of FLUMIST(TM), in Australia, New Zealand and certain countries in the South Pacific (the "Territory"). CSL Limited and the Company will jointly carry out additional clinical trials in Australia for FLUMIST(TM). Under the agreement, CSL Limited will sponsor the marketing application with the Therapeutic Goods Administration, Australia's equivalent to the FDA. CSL Limited will have exclusive rights to sell and distribute FLUMIST(TM) in the Territory. Aviron and CSL Limited will share profits of FLUMIST(TM) in the Territory. The Company will also benefit from expansion of CSL Limited's current flu vaccine in pediatric and healthy adult market segments following the approval to market FLUMIST(TM) in the Territory. In addition, CSL Limited has agreed, under an option agreement, to grant warrants to the Company to purchase CSL Limited common stock upon CSL Limited's attainment of certain milestones.

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

  SmithKline Beecham Biologicals S.A.

     In October 1995, the Company signed an agreement with SmithKline Beecham Biologicals, S.A. ("SmithKline Beecham") defining a collaboration on the Company's EBV vaccine technology (the "SB Agreement"). Under the terms of the SB Agreement, the Company granted SmithKline Beecham an exclusive license to produce, use and sell non-live EBV vaccines incorporating the Company's technology for prophylactic and therapeutic uses on a worldwide basis, except in Korea. In addition, SmithKline Beecham obtained a right of first refusal to an exclusive, worldwide (except Korea) license under any intellectual property rights relating to any live EBV vaccine technology developed or controlled by the Company during the term of the SB Agreement. The Company has retained the right to co-market a monovalent formulation of the EBV vaccine in the United States and to have SmithKline Beecham supply such vaccine.

     SmithKline Beecham agreed to fund research and development at the Company related to the EBV vaccine, in specified minimum amounts, during the first two years of the SB Agreement. SmithKline Beecham made an initial up-front payment to the Company and agreed to make additional payments upon the achievement of certain product development milestones; the first such milestone payment was made in 1997. The Company is entitled to royalties from SmithKline Beecham based on net sales of the vaccine. Unless otherwise terminated, the SmithKline Beecham Agreement will expire on a country-by-country basis upon the expiration or invalidation of the last remaining patent covered by the SB Agreement or 10 years from the date of first commercial sale of the vaccine, whichever is later. The SB Agreement may be terminated by SmithKline Beecham with respect to any country at any time.

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

     Sang-A also is obligated to establish a manufacturing facility with at least enough capacity to meet demand for all Korean product requirements for each product that reaches commercialization, if any. In the event that Sang-A's manufacturing capabilities satisfy certain objective criteria and, subject to an obligation to cooperate with the Company's future corporate partners for any given products, Sang-A has a right of first refusal to manufacture a portion of the total requirements of the Company, its affiliates and sublicensees for the specified products, with the exception of the EBV vaccine, in specified countries, including the United States, provided that it can do so at a competitive price, quality and timeline. Sang-A's right of first refusal has expired with respect to FLUMIST(TM) and PIV.

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

     In return for the rights granted to Sang-A, Sang-A made an equity investment in the Company in May 1995 of approximately $4.0 million. Sang-A subsequently made additional equity investments of approximately $1.6 million in the Company's private placement of Series C Preferred Stock and $1.9 million in connection with the Company's initial public offering of Common Stock.

     In January 1997, Sang-A declared bankruptcy. In March 1998, the Company entered into a Stock Repurchase Agreement with Sang-A under which the Company repurchased 530,831 shares from Sang-A at a price of $25.13 per share. The Company is unable to predict what, if any, long-term effect the bankruptcy will have on Sang-A and on the Company's agreement with Sang-A.

  National Institute of Allergy and Infectious Diseases -- Cold Adapted Influenza Vaccine

     Following a competitive application process, the Company entered into a CRADA in March 1995 with the NIAID of the NIH to conduct clinical trials of the Company's cold adapted influenza vaccine. Wyeth-Ayerst licensed certain rights to the vaccine from the NIH in 1991 and was developing it for sale in collaboration with the NIH until relinquishing its rights in 1993. Aviron has obtained from the NIH and the University of Michigan exclusive rights to trial results and data from the work at the VTEUs and Wyeth-Ayerst. The NIH has agreed to support the trials by enrolling subjects in its network of VTEUs. In addition, the Company acquired exclusive commercial rights to data generated from all previous clinical trials conducted by the NIH and Wyeth-Ayerst using the vaccine. The term of the CRADA will not exceed five years without a written amendment by the parties. The Company and NIAID are discussing a possible extension of the CRADA. Either party may terminate the CRADA for material breach.

  University of Michigan

     In February 1995, the Company entered into a materials transfer and intellectual property agreement (the "Michigan Agreement") with the University of Michigan. Pursuant to the Michigan Agreement, the University of Michigan granted the Company exclusive worldwide rights to certain intellectual property and technology relating to the cold adapted influenza vaccine and proprietary master donor strains of influenza viruses useful in the production of products for vaccination against influenza and potentially for gene therapy and other uses. Specifically, the Company obtained the exclusive right to develop, manufacture, use, market and sell products incorporating any such intellectual property or utilizing the master strains worldwide. In consideration for the rights granted to the Company, the Company: (i) made an initial cash payment to the University of Michigan; (ii) agreed to pay a royalty to the University of Michigan on net sales of products subject to the license; (iii) entered into a sponsored research agreement with the University of Michigan for a period of at least two years; and (iv) issued to the University of Michigan 1,323,734 shares of Series B Preferred Stock, which automatically converted into 264,746 shares of the Company's Common Stock at the time of the Company's initial public offering. In addition, in the event that Aviron receives approval to commercially market a product based on the University of Michigan technology, the Company has agreed to issue a warrant to the University of Michigan to purchase shares of the Company's Common Stock at a price of $10.00 per share, for a number of shares to be based on 1.25 percent of the Common Stock outstanding on the date of the first commercial sale of the product incorporating the University of Michigan technology.

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

  The Mount Sinai School of Medicine

     In February 1993, the Company entered into a technology transfer agreement with The Mount Sinai School of Medicine ("Mount Sinai"). Under this agreement, Mount Sinai assigned to the Company all of its rights, title and interest in and to certain patents and patent applications, as well as all associated know-how and other technical information relating to recombinant negative strand RNA virus expression systems and vaccines, attenuated influenza viruses and certain other technology. Mount Sinai also granted the Company (i) an option to acquire any improvements to the inventions disclosed in the assigned patents and patent applications thereafter developed by Mount Sinai and (ii) a right of first negotiation for a license or assignment to certain additional related technology. In consideration for the rights granted to the Company, the Company issued to Mount Sinai 35,000 shares of the Company's Common Stock. The Company also issued to Mount Sinai four warrants to purchase up to a total of 45,000 shares of the Company's Common Stock, each exercisable for a term of five years commencing upon the occurrence of certain milestone events. As of December 31, 1998, warrants to purchase 6,224 shares were exercisable at a per share exercise price of $4.50. Warrants to purchase 29,750 shares became exercisable at the effective date of the Company's initial public offering at a per share exercise price of $10.00. Warrants to purchase the remaining 6,250 shares were terminated on the effective date of the Company's initial public offering according to their terms. In 1996, warrants to purchase 3,124 shares were distributed by Mount Sinai to certain inventors of the relevant technology, of which 1,874 were exercised in 1997 and 902 were exercised in 1998.

  ARCH Development Corporation

     In July 1992, the Company entered into a license agreement with ARCH Development Corporation ("ARCH"), pursuant to which the Company obtained an exclusive, worldwide commercialization license, with the right to sublicense, to certain patent rights and related intellectual property and materials pertaining to the herpes simplex viruses, EBV and various recombinant methods and materials. In return for the rights granted to the Company under this agreement, the Company will make payments to ARCH upon the achievement of certain milestones in the development of products covered by the license and will pay royalties to ARCH on net sales of such products. ARCH also granted the Company certain rights to improvements and additional related technology. The term of this agreement extends until the expiration of the last-to-expire patent rights covered under the license. In connection with this agreement, ARCH purchased 40,000 shares of the Company's Common Stock. Subsequent to this agreement, affiliates of ARCH made equity investments in Aviron, purchasing shares of the Company's Series A, B and C Preferred Stock, which automatically converted into a total of 222,799 shares of the Company's Common Stock upon the closing of the Company's initial public offering. ARCH has asserted an interpretation of the financial terms of this agreement with the Company, relating to the license by Aviron of its EBV technology to SmithKline Beecham, which would require the Company to pay ARCH one-half of any future or past payments (including sub-license fees and milestone payments) received by Aviron under the SB Agreement. The Company disputes ARCH's interpretation of the financial terms of the agreement. No assurance can be given, however, that the

Company's interpretation will prevail. Failure of the Company to prevail could have a material adverse effect on the Company's business, financial condition and results of operations.

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

UNCERTAINTIES RELATED TO CLINICAL TRIALS

     In order to commercialize any of its products under development, the Company must demonstrate with substantial evidence through clinical trials and to the FDA's satisfaction that the product is safe and effective for use in the indications for which approval is requested. The results from preclinical testing and early clinical trials may not be predictive of results obtained in large clinical trials. Companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials. The Company's vaccines are intended for use primarily in healthy individuals. To obtain regulatory approval, the Company must demonstrate safety and efficacy in healthy people, which likely will require a lengthier process and involve a larger number of trials and people than would be customary for clinical trials of therapeutics for disease management. There can be no assurance that the Company's clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. If FLUMIST(TM) is not shown to be safe and effective in Aviron's future clinical trials, the resulting delays in obtaining regulatory approvals for FLUMIST(TM), as well as the need for additional financing, would have a material adverse effect on the Company's business, financial condition and results of operations. A material incidence of adverse side effects during Aviron's clinical trials could have a negative impact on the marketing of the product.

     FLUMIST(TM) is a trivalent vaccine delivered as a nasal spray that is based on technology licensed from the NIH and the University of Michigan. Wyeth-Ayerst licensed certain rights to the vaccine in 1991 and was developing it for sale in collaboration with the NIH until relinquishing its rights in 1993. Formulations of the vaccine have been the subject of a number of clinical trials performed by the NIAID and others. The Company has reviewed the data from these trials and believes that it can submit such data in partial support of its application for regulatory approval of FLUMIST(TM) from the FDA. The Company did not participate in these trials and cannot be confident in the accuracy of the data collected. Very few of the trials involved a trivalent vaccine delivered as a nasal spray, but instead typically used formulations of monovalent or bivalent vaccine delivered as nasal drops. The Company has performed and is in the process of performing additional trials of FLUMIST(TM) to support its application to the FDA. There can be no assurance that the data from these third-party trials are accurate, that the Company will be able to obtain favorable results from its own trials, or that the Company can complete these trials on a timely basis, or at all.

     In the case of FLUMIST(TM), the Company is seeking FDA approval for indications in children, healthy adults, and for co-administration with the inactivated injectable vaccine in high-risk adults, including the elderly. As a result, the Company's clinical trials will need to demonstrate to the FDA's satisfaction safety and efficacy of the vaccine in each of these target populations. In addition, the Company currently plans to submit safety data to support labeling claims for use of the vaccine in healthy adults; however, the Company plans to submit efficacy data on only a limited number of people for these populations in its BLA filing. There can be no assurance that the FDA will consider this data to be sufficient to support indications for use of the vaccine in healthy or high-risk adults. To the extent that the FDA does not find such data submitted by the Company sufficient to support product approval for one or more indications, the Company's commercialization of the vaccine may be substantially delayed for one or more of its target populations. In this connection, the

Company could be required to commence and complete additional clinical trials to generate additional safety and efficacy data to support product approval for one or more of its target populations. See "Business -- Influenza Clinical Trials."

     The completion of the Company's clinical trials may be delayed by many factors. For example, delays may be encountered in enrolling a sufficient number of people fitting the appropriate trial profile, preparing the modified vaccine strain for certain influenza seasons, or manufacturing clinical trial materials. The Company's late-stage clinical trials FLUMIST(TM) must be conducted during the influenza season and must be commenced early enough in the approximately five-month season so that subjects may be vaccinated well in advance of a challenge by the wild-type virus. Were the influenza season to commence earlier than anticipated, the number of subjects that could participate in a particular study might be reduced in that season due to the subjects' possible exposure to wild-type influenza virus. Additionally, there is a risk that there will not be enough natural influenza in the community in a given influenza season to achieve statistically significant results from clinical trials. There can be no assurance that delays in, or termination of, clinical trials will not occur. Any delays in, or termination of, the Company's clinical trial efforts could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that the Company's development efforts will be successful, that required regulatory approvals, including those with respect to IND or BLA applications, will be obtained or that any products, if introduced, will be successfully marketed. See "Business -- Vaccine Products Under Development."

NEED FOR ANNUAL REASSORTMENT; LACK OF MANUFACTURING EXPERIENCE; RELIANCE ON CONTRACT MANUFACTURERS

     Influenza viruses have a high mutation rate and the surface antigens of influenza viruses that induce protective immunity are variable from year to year. Each spring, the FDA and CDC determine circulating influenza strains that will be included in the following season's influenza vaccines. As a result, manufacturers of vaccines, including Aviron, must modify their influenza vaccines each year to include the selected strains in a form that meets FDA guidelines, within an approximately six-month period, in order to make them available before the influenza season. If the Company were unable to develop an influenza vaccine for a particular year that meets FDA and CDC guidelines and establish a manufacturing process for the vaccine, its business, financial condition and results of operations would be materially adversely affected. No assurance can be given that delays in preparing vaccines for use in clinical trials for commercial sales will not be encountered.

     The Company currently does not have licensed facilities to manufacture FLUMIST(TM) and has no direct experience with large scale manufacture of this potential product. All of the cold adapted vaccine material used in the Company's early stage clinical trials has been supplied solely by Medeva Pharma pursuant to the Medeva Pharma Clinical Agreement. Medeva Pharma is one of four companies licensed by the FDA to produce influenza vaccine for sale in the United States, and produces its own injectable inactivated influenza vaccine that could compete with FLUMIST(TM). Under the Medeva Pharma Clinical Agreement, Medeva Pharma has been performing work for Aviron intended to result in a liquid formulation of FLUMIST(TM) requiring only refrigeration rather than frozen storage. The Company believes that a liquid formulation will be required to address markets outside the United States and Canada. The Company is also conducting development work on the liquid formulation at its facilities in California.

     The Company initially plans to obtain any commercial quantities of bulk vaccine of FLUMIST(TM) from Medeva Pharma. Pursuant to the Medeva Pharma Commercial Agreement, Medeva has agreed to manufacture the Company's needs for bulk product through the 2001 - 2002 influenza season. The Company and Medeva Pharma are discussing a potential agreement that would provide for commercial supplies of bulk vaccine beyond 2001; however, there can be no assurance that such an agreement will be reached. In October 1997, the Company entered into a nonexclusive arrangement with PCI for blending, filling, packaging and labeling of FLUMIST(TM) in the United States until October 2004. In the event of better than expected market acceptance, the Company may be capacity-constrained on its supply of vaccine through at least the 2001 - 2002 influenza season. In order to secure future production capacity, Aviron may extend and expand its existing arrangements, collaborate with other third parties, or establish its own manufacturing facilities. Using an alternative supplier or building a proprietary facility would require a substantial amount of funds and additional clinical trials and testing. There can be no assurance that an alternative source of supply will be established on a timely basis, or that the Company will have or be able to obtain funds sufficient for building or equipping a new facility. In early 1999, the Company entered into a lease agreement for approximately 69,000 square feet of office, laboratory and manufacturing space in Santa Clara, California. The Company has leased this facility through January 2019, with an option to renew for seven years. In addition, as part of the regulatory approval process, before commercial launch of FLUMIST(TM), the Company will need to obtain FDA approval of its own facility, the PCI facility, and Medeva Pharma. Subsequent establishment of alternative sources of supply or manufacturing would require FDA approval for each such facility.

     The production of FLUMIST(TM) is subject to the availability of a large number of specific pathogen-free hen eggs, for which there are currently a limited number of suppliers. The Company has been purchasing its egg requirement from a single supplier. Contamination or disruption of this source of supply would adversely affect the ability to manufacture FLUMIST(TM). The production of FLUMIST(TM) is also subject to the availability of the device for delivery of the vaccine intranasally. In August 1998, the Company and Becton Dickinson entered into a worldwide exclusive supply agreement under which Becton Dickinson will supply the Company with its AccuSpray(TM) non-invasive nasal spray delivery system for the administration of FLUMIST(TM) through the 2001 - 2002 flu season. There can be no assurance that these suppliers will provide timely and adequate supplies of these product components and raw materials. In addition, the Company depends on the submission by the delivery device manufacturer of a DMF for separate review by regulatory authorities. The Company will reference the DMF as part of the BLA submission for FLUMIST(TM).

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

     The Company currently does not have facilities to manufacture any of its other potential products in commercial quantities and has no experience with large-scale commercial manufacture of vaccine products. To manufacture its other potential products for large-scale clinical trials or on a commercial scale, the Company may be required to build a large-scale manufacturing facility, which would require a significant amount of funds. The scale-up of manufacturing for commercial production would require the Company to develop advanced manufacturing techniques and rigorous process controls. However, no assurance can be given as to the ability of the Company to produce commercial quantities of its potential products in compliance with applicable regulations or at an acceptable cost, or at all.

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

STABILITY OF FLUMIST(TM)

     The Company's current frozen formulation of FLUMIST(TM) is being designed to meet an acceptable level of stability for the U.S. market initially targeted by the Company. In addition to its current frozen formulation, the Company is exploring alternative formulations and presentations for the vaccine which may enable improved distribution and longer shelf life. There can be no assurance that the Company will succeed in achieving adequate product stability for the current frozen formulation FLUMIST(TM), that the Company's efforts to produce such alternative formulations will be successful, or that such alternative formulations will actually enable improved distribution and longer shelf life.

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

     A number of additional factors may affect the rate and overall market acceptance of FLUMIST(TM) and any other products which may be developed by the Company, including the safety and efficacy results in the Company's clinical trials, the rate of adoption of Aviron's vaccines by health care practitioners, the rate of vaccine acceptance by the target population, the success of the CDC in selecting proper strains to be included in each season's vaccine and the perceived effectiveness of influenza vaccines generally, the timing of market entry relative to competitive products, the availability of alternative technologies, the price of the Company's products relative to alternative technologies, the means and frequency of administration of such products, the availability of third-party reimbursement and the extent of marketing and sales efforts by the Company, collaborative partners and third-party distributors or agents retained by the Company. Side effects, such as the runny nose, sore throat or fever seen in a minority of clinical trial participants, or unfavorable publicity concerning Aviron's products or any product incorporating live virus vaccines could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and efforts to sell the Company's products. The Company's current formulation of FLUMIST(TM) requires frozen storage, which may adversely affect market acceptance in certain foreign countries where adequate freezer capacity is not commonly available. There can be no assurance that physicians, patients or third-party payors will accept new live virus vaccine products or any of the Company's products as readily as other types of vaccines, or at all. See "Business -- Vaccine Products Under Development."

LACK OF MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

     Primary care physicians, including pediatricians, family practitioners, general practitioners, and internists, are expected to play a major role in influencing decisions by individuals to obtain influenza prophylaxis for themselves or their children and the choice of type of immunization. For FLUMIST(TM) to be widely adopted, it will likely be necessary to engage the efforts of an experienced pharmaceutical sales force, in addition to obtaining recommendations for FLUMIST(TM)'s use from advisory bodies such as the ACIP and AAP. Aviron currently has no direct sales or distribution capability nor does it intend to build a large pharmaceutical sales force itself. Rather, the Company intends to obtain these services through collaboration with major pharmaceutical companies in the United States and elsewhere and currently has such agreements covering FLUMIST(TM) with Wyeth Lederle and CSL Limited. See "Business Collaborations."

     The successful commercialization of the Company's products is dependent in part upon the ability of the Company to maintain existing and enter into additional collaborative agreements with corporate partners for the development, testing and marketing of certain of its vaccines and upon the ability of these third parties to perform their responsibilities. The amount and timing of resources devoted to these activities is not within the control of the Company. There can be no assurance that any such agreements or arrangements will be available on terms acceptable to the Company, if at all, that such third parties would perform their obligations as expected, or that any revenue would be derived from such arrangements. If Aviron is not able to enter into such agreements or arrangements, it could encounter delays in introducing its products into the market or be forced to limit the scope of its commercialization activities. If the Company were to market products directly, significantly additional expenditures, management resources and time would be required to develop a sales and marketing staff within the Company. In addition, the Company would also be competing with other companies that currently have experienced and well funded marketing and sales operations. There can be no assurance that the Company will be able to establish its own sales and marketing force or that any such force, if established, would be successful in gaining market acceptance for any products that may be developed by the Company. See "Business -- Marketing and Sales" and "-- Collaborative Agreements."

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

     The Company anticipates that revenues from existing collaborations and current balances of cash, cash equivalents and marketable securities, will enable it to maintain its current and planned operations into 2000. The estimate of the time period in which these capital resources will be sufficient to meet the Company's capital requirements is a forward-looking statement that is subject to risks and uncertainties and the amounts and timing of the expenditures by the Company may vary materially depending on numerous factors, such as the status of the Company's research and development efforts, the regulatory approval process, technological advances, determinations as to commercial potential, the terms of collaborative agreements entered into by the Company, the status of competitive products and the possibility of the Company's construction of a commercial manufacturing facility for its potential products.. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, which could materially adversely affect the Company's business, financial condition and results of operations.

UNCERTAINTIES RELATED TO EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

     Aviron commenced its operations in April 1992 and is in an early stage of development. Three Company products are in clinical trials. To date, the Company has had no revenue from product sales and all of its resources have been dedicated to the development of vaccines. There can be no assurance that product revenues will be realized on a timely basis, if ever.

     The development of safe and effective live vaccines for the prevention of viral diseases such as influenza, parainfluenza and other target diseases is highly uncertain and subject to numerous risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may be found ineffective or cause harmful side effects during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. Aviron has not yet requested or received the regulatory approvals that are required to market its products. The Company's estimate of the potential timing of commercialization of its proposed products is a forward-looking statement that is subject to risks and uncertainties and actual results may vary materially as a result of a number of factors. Such factors include those described under "-- Uncertainties Related to Clinical Trials," "-- Lack of Manufacturing Experience; Reliance on Contract Manufacturers," and "-- Stability of FLUMIST(TM)." To achieve profitability, the Company, alone or with others, must successfully identify, develop, test, manufacture and market its products. There can be no assurance that Aviron will succeed in the development and marketing of any product. Any potential product requires significant additional investment, development, preclinical testing and clinical trials prior to potential regulatory approval and commercialization.

UNCERTAINTY OF FUTURE PROFITABILITY; ACCUMULATED DEFICIT

     The Company has experienced significant and increasing operating losses since its inception in April 1992. As of December 31, 1998, the Company had an accumulated deficit of approximately $121.3 million. Aviron has not received any product revenue to date and does not expect to generate revenues from the sale of products until 2000 at the earliest, if at all. The Company expects to incur significant and increasing operating losses over at least the next several years as the Company's research and development efforts, preclinical testing and clinical trial activities expand. The Company's ability to achieve profitability, or to refinance its obligations with respect to its indebtedness, depends in part upon its ability, alone or with others, to complete development of its proposed products, to obtain required regulatory approvals and to successfully manufacture and market such products. To the extent that the Company is unable to obtain third-party funding for expenses, the Company expects that its increased expenses will result in increased losses from operations. There can be no assurance that Aviron will obtain required regulatory approvals or successfully identify, develop, test, manufacture and market any product candidates, or that the Company will ever achieve product revenues or profitability. There can be no assurance that the Company's revenues, operating results, cash flow and capital resources if and once generated will be sufficient for payment of its indebtedness in the future. In the absence of such revenues, operating results, cash flow and capital resources or in the event of any such delays or other problems, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds that the Company could realize therefrom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     In May 1996, American Cyanamid Company filed an opposition to the grant of the Company's European patent with claims directed to chimeric negative strand RNA viruses and to methods of engineering these viruses to express foreign proteins and antigens. American Cyanamid Company primarily challenges the breadth of the claims that the Company was granted. Although the Company is responding to the opposition, no assurance can be given as to the scope of the claims, if any, which the European Patent Office ultimately will find patentable. Failure of the Company to prevail in the opposition would impede the Company's ability to prevent competitors from using this technology in Europe.

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

     The Company understands that its vaccine products will be classified by the FDA as "biologic products," as opposed to "drug products." The steps ordinarily required before a biologic product may be marketed in the United States include
(a) preclinical testing and clinical trials; (b) the submission to the FDA of an IND, which must become effective before clinical trials may commence; (c) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (d) the submission to the FDA of a BLA; and (e) FDA approval of the applications, including approval of all product labeling.

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

     The Company believes that the approval process for vaccines may be longer than for therapeutic products, since vaccines are administered to healthy individuals. In addition, regulatory scrutiny may be particularly intense for products, such as FLUMIST(TM), which are designed to be given to healthy children.

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

COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE

     The Company operates in a rapidly evolving field. Any product developed by the Company would compete with existing and new drugs and vaccines being created by pharmaceutical, biopharmaceutical and biotechnology companies. If the Company were able to successfully develop its vaccines, it would be competing with larger companies that have already introduced vaccines and have significantly greater marketing, sales, manufacturing, financial and managerial resources. For example, with respect to FLUMIST(TM), the Company will be competing against larger companies which sell the injectable inactivated influenza vaccine in the United States, have significantly greater financial and market resources than Aviron and have established marketing and distribution channels for such products. In addition, the Company is aware of efforts to develop improved inactivated injectable influenza vaccines. Further, the Company is aware of several large pharmaceutical companies that alone or with partners are developing new drug therapies designed to relieve the symptoms of influenza. The Company is also aware of several companies that are marketing or are in late-stage development of products to prevent CMV or HSV disease.

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

DEPENDENCE ON COLLABORATIVE AGREEMENTS

     The Company's strategy for the development, clinical trials, manufacturing and commercialization of certain of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. The Company in-licensed its cold adapted influenza vaccine from the NIAID and the University of Michigan. It has obtained rights to certain recombinant negative strand RNA technology from Mount Sinai, and rights to the herpes simplex viruses, EBV and various recombinant methods and materials from ARCH. The Company has entered into agreements with Wyeth Lederle and CSL Limited for FLUMIST(TM), and SmithKline Beecham for the development of its EBV vaccine, with Sang-A for clinical development, manufacturing and development rights for certain products in Korea and certain Asian countries (not including Japan), and has licensed from the NIAID rights covering its PIV-3 vaccine. There can be no assurance that the Company will be able to maintain existing collaborative agreements, negotiate collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake product development and commercialization activities at its own expense, which would increase the Company's capital requirements or require the Company to limit the scope of its development and commercialization activities. In addition, the Company may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements. ARCH has recently asserted an interpretation of the financial terms of this agreement with the Company, relating to the license by Aviron of its EBV technology to SmithKline Beecham, which would require the Company to pay ARCH one-half of any future or past payments (including sub-license fees and milestone payments) received by Aviron under the SB Agreement. The Company disputes ARCH's interpretation of the financial terms of the agreement. No assurance can be given, however, that the Company's interpretation will prevail. Failure of the Company to prevail in this matter could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company cannot control the amount and timing of resources that its collaborative partners devote to the Company's programs or potential products, which may vary, because of factors unrelated to the potential products. If any of the Company's collaborative partners breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed and the Company would be required to devote additional resources to product development and commercialization, or terminate certain development programs. These relationships generally may be terminated at the discretion of the Company's collaborative partners, in some cases with only limited notice to the Company. The termination of collaborative arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates, or could result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

EXECUTIVE OFFICERS, SENIOR MANAGEMENT AND CONSULTANTS

     The executive officers and senior management of the Company are set forth below:

                                     AGE                       POSITION
                                     ---                       --------
EXECUTIVE OFFICERS
  J. Leighton Read, M.D. ..........  48    Chairman and Chief Executive Officer
  Fred Kurland.....................  49    Senior Vice President and Chief Financial Officer
  Carol A. Olson...................  41    Senior Vice President, Commercial Development

SENIOR MANAGEMENT
  Victor Jegede, Ph.D. ............  54    Vice President, Technical Affairs
  Paul M. Mendelman, M.D. .........  51    Vice President, Clinical Research
  Louis F. Mocca...................  48    Vice President, Regulatory Affairs
  Eric J. Patzer, Ph.D. ...........  49    Vice President, Development
  Kurt Vorheis.....................  48    Vice President, Operations

CONSULTANTS
  Ann M. Arvin, M.D. ..............  52    Principal Research Consultant

     J. Leighton Read, M.D., a founder of the Company, has been Chairman and Chief Executive Officer of the Company since 1992 and was Chief Financial Officer of the Company from 1992 until 1996. In 1989, he co-founded Affymax N.V. with Dr. Alejandro Zaffaroni, serving initially as its Executive Vice President and Chief Operating Officer and later, from 1990 to 1991, as President of the Pharma Division and as a Managing Director of the parent company. From 1991 to 1993, Dr. Read was a principal with Interhealth Limited, an investment partnership. He has served on the boards of a number of private biotechnology companies and is currently on the board of CV Therapeutics, Inc. and AxyS Pharmaceuticals, Inc., both of which are biotechnology companies, and is a member of the Biotechnology Industry Organization (BIO) Board of Directors and Emerging Companies Section Governing Body. Dr. Read holds a B.S. in Biology and Psychology from Rice University and an M.D. from the University of Texas Health Science Center at San Antonio.

     Fred Kurland has been Senior Vice President and Chief Financial Officer of the Company since 1998. Prior to joining the Company, Mr. Kurland was Vice President and Chief Financial Officer of Protein Design Labs, Inc., a biotechnology company, from 1996 to 1998. From 1995 to 1996, Mr. Kurland was Vice President and Chief Financial Officer at Applied Immune Sciences, a biotechnology company, and from 1981 to 1995, he held a number of positions at Syntex Corporation, a pharmaceutical company, most recently as Vice President and Controller. Mr. Kurland, a Certified Public Accountant, holds a B.S. in Business and Economics from Lehigh University, and an M.B.A. and a J.D. from the University of Chicago.

     Carol A. Olson has been Senior Vice President, Commercial Development of the Company since 1998. Prior to joining the Company, Ms. Olson served as managing director of the Churchill Madison Group, a management-consulting group she founded to develop and expand new businesses in medical and high technology industries. From 1984 to 1993, Ms. Olson was with Hewlett-Packard Company's Commercial Systems Division. Ms. Olson holds a B.A. in Economics from Yale University and an M.B.A. from Stanford University.

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

     Louis F. Mocca has been Vice President, Regulatory Affairs of the Company since March 1999. Mr. Mocca joined the Company from North American Vaccine, Inc., where he served as Senior Director, Regulatory Affairs since March 1998. From 1996 to 1998, Mr. Mocca was Director, Worldwide Regulatory Affairs at Bristol-Myers Squibb. Prior to joining Bristol-Myers Squibb, he served for twenty years as a researcher and reviewer at the FDA Center for Biologics Evaluation and Research. Mr. Mocca holds a B.S. in Epidemiology and Environmental Health and an M.S. in Medical Mycology (microbiology), both from George Washington University.

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

     Kurt Vorheis has been Vice President, Operations of the Company since 1998. Mr. Vorheis joined the Company from Chiron Corporation, a biotechnology company, where he served as Senior Director, global manufacturing -- information and planning since 1996. He also served as Senior Director of Chiron Biocine with responsibility for worldwide vaccine production planning and logistics. Mr. Vorheis joined Chiron Corporation in 1992 as Director of Corporate Engineering. Mr. Vorheis attended the University of California, Berkeley and Purdue University, and has a lifetime California Community College teaching credential.

     Ann M. Arvin, Ph.D., is a member of Aviron's Scientific Advisory Board. Dr. Arvin is leading the Company's early-stage research programs as Principal Research Consultant during 1999 while on sabbatical from Stanford University School of Medicine, where Dr. Arvin is the Lucile Salter Packard Professor of Pediatrics, Microbiology and Immunology. Dr. Arvin joined the faculty in 1978 as Assistant Professor of Pediatrics, Infectious Diseases, and was appointed to her current position in 1989. Dr. Arvin served her residency at the University of California-San Francisco ("UCSF") and performed postdoctoral work in pediatric infectious diseases at UCSF and Stanford University.

ITEM 2. PROPERTIES

     The Company leases approximately 52,800 square feet of office and laboratory space in Mountain View, California. The Company has leased this facility through October 2005 and has two options to extend the lease for successive five-year periods. In addition, the Company is leasing space pursuant to the PCI Agreement. In February 1999, the Company entered into a lease agreement for approximately 69,000 square feet of office, laboratory and manufacturing space in Santa Clara, California. The Company has leased this facility through January 2019, with an option to renew for seven years. The Company also has a right of first notice to lease an additional 80,000 square feet of space in buildings adjacent to its current Mountain View facility beginning in 1999. The Company expects that, assuming it is able to lease all or a significant portion of this space, it will be able to meet its facility needs for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

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

                                                              HIGH      LOW
                                                             ------    ------
1997
  First Quarter ended March 31, 1997.......................  $12.75    $ 6.75
  Second Quarter ended June 30, 1997.......................   15.25      8.00
  Third Quarter ended September 30, 1997...................   32.75     11.00
  Fourth Quarter ended December 31, 1997...................   28.50     18.75

1998
  First Quarter ended March 31, 1998.......................   28.00     22.88
  Second Quarter ended June 30, 1998.......................   33.00     22.00
  Third Quarter ended September 30, 1998...................   33.00     11.50
  Fourth Quarter ended December 31, 1998...................   26.63     11.50

     On March 17, 1999, there were 439 holders of record of the Company's common stock.

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

                                            1994       1995       1996       1997       1998
                                           -------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues...........................  $    --   $  1,707   $  1,625   $  1,477   $    745
Operating Expenses:
  Research and development...............    4,216     10,220     14,997     24,254     46,583
  General, administrative and
     marketing...........................    2,493      3,252      4,595      5,978     10,085
                                           -------   --------   --------   --------   --------
          Total operating expenses.......    6,709     13,472     19,592     30,232     56,668
                                           -------   --------   --------   --------   --------
Loss from operations.....................   (6,709)   (11,765)   (17,967)   (28,755)   (55,923)
                                           -------   --------   --------   --------   --------
Interest income, net of interest
  expense................................      207        362        466      2,253      1,121
                                           -------   --------   --------   --------   --------
Net loss.................................  $(6,502)  $(11,403)   (17,501)  $(26,502)  $(54,802)
                                           =======   ========   ========   ========   ========
Basic and diluted net loss per share.....            $ (20.79)  $  (7.27)  $  (1.94)  $  (3.49)
                                                     ========   ========   ========   ========
Shares used in computing basic and
  diluted net loss per share.............                 546      2,406     13,684     15,724
                                                     ========   ========   ========   ========

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1994       1995       1996       1997       1998
                                           -------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and investments...  $ 6,449   $ 17,819   $ 17,872   $ 75,111   $ 94,858
Working capital..........................    5,877     16,775     16,411     54,580     79,369
Total assets.............................    7,789     19,878     21,592     85,325    120,985
Capital lease obligations, non-current...      750        618        871        521        113
Convertible debt.........................       --         --         --         --    100,000
Deferred compensation....................       --        180      1,099        588        237
Accumulated deficit......................  (11,060)   (22,444)   (39,935)   (66,411)  (121,254)
Total stockholders' equity...............    6,362     17,537     17,947     75,742      8,966

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business -- Business Risks" elsewhere in this Form 10-K.

OVERVIEW

     Since its inception in April 1992, Aviron has devoted substantially all of its resources to its research and development programs. To date, Aviron has not generated any revenues from the sale of products and does not expect to generate any such revenues until 2000 at the earliest. Aviron has incurred cumulative net losses of approximately $121.3 million as of December 31, 1998, and it expects to incur substantial operating losses over at least the next several years. Aviron has financed its operations through proceeds from private placements of preferred stock, two public offerings and a private placement of Common Stock, a private placement of convertible subordinated notes ("Notes"), revenue from its collaborative agreements, equipment lease financings and investment income earned on cash, cash equivalent balances and marketable securities.

     On June 30, 1998 Aviron submitted its first PLA/ELA to the FDA for FLUMIST(TM). On August 31, 1998 Aviron announced that it had received notice from the FDA that its submission was not accepted for filing due to lack of data on manufacturing, validation and stability. Aviron intends to resubmit applications for U.S. licensure for FLUMIST(TM) to prevent influenza and its complications in children and adults in the summer or fall of 1999.

     The Company expects its research and development expenditures to increase substantially over the next several years as the Company expands its research and development efforts, preclinical testing and clinical trials with respect to certain of its programs, and early-stage manufacturing activities principally in regard to FLUMIST(TM). In addition, general, administrative and marketing expenses are expected to continue to increase as the Company expands its operations and prepares for the potential commercial launch of FLUMIST(TM).

  Partnering Agreements

     The Company has entered into several development and marketing agreements with respect to its products. In June 1998, the Company announced the signing of an agreement with CSL Limited to develop, sell and distribute FLUMIST(TM) in Australia, New Zealand and certain countries in the south Pacific region. Under the agreement, CSL Limited and Aviron will jointly carry out additional trials in Australia for FLUMIST(TM). In January 1999, the Company announced a worldwide collaboration for the marketing of FLUMIST(TM) with Wyeth Lederle, under which Wyeth Lederle and the Company will co-promote FLUMIST(TM) in the United States, while Wyeth Lederle will have the exclusive right to market the product outside the United States, except for Korea, Australia, New Zealand and certain countries in the South Pacific region. Wyeth Lederle and the Company will collaborate on the regulatory, clinical and marketing programs for FLUMIST(TM). Expenses associated with these agreements are expected to increase as the Company continues preclinical testing and clinical trials and prepares for the potential commercial launch of FLUMIST(TM). No assurance can be given, however, that the Company will receive any future payments from CSL Limited or Wyeth Lederle.

     In October 1995, the Company signed an agreement with SmithKline Beecham defining a collaboration on the Company's EBV vaccine technology. Under the terms of this agreement, the Company granted SmithKline Beecham an exclusive license to produce, use and sell non-live EBV vaccines incorporating the Company's technology for prophylactic and therapeutic uses on a worldwide basis, except in Korea. The Company retained the right to co-market a monovalent formulation of the EBV vaccine in the United States and to have SmithKline Beecham supply such vaccine. SmithKline Beecham agreed to fund research and development at the Company related to the EBV vaccine, in specified minimum amounts, during the first two years of the agreement. SmithKline Beecham made an initial upfront payment to the Company and agreed to make additional payments upon the achievement of certain product development milestones; the first such milestone payment was made in 1997. The Company is entitled to royalties from SmithKline Beecham based on net sales of the vaccine. No assurance can be given, however, that the Company will receive any future payments from SmithKline Beecham or that SmithKline Beecham will not terminate this agreement.

     In May 1995, the Company entered into a Development and License Agreement with Sang-A. The Company granted to Sang-A exclusive clinical development, manufacturing and marketing rights in Korea for specified products developed by Aviron, including vaccines for influenza (cold adapted and recombinant), EBV, CMV, HSV-2 and RSV. However, the Company is under no obligation to develop any product. Sang-A also will make payments to the Company upon Sang-A's meeting certain regulatory milestones for each product in Korea and will pay a royalty to the Company on net sales of such products in South and North Korea. No assurance can be given, however, that the Company will receive any future payments from Sang-A or that Sang-A will not terminate its agreement with the Company.

     In January 1997, Sang-A declared bankruptcy. The Company is unable to predict what, if any, long-term effect the bankruptcy will have on Sang-A and on the Company's agreement with Sang-A. In March 1998, the Company entered into a Stock Repurchase Agreement with Sang-A under which the Company repurchased 530,831 shares of its Common Stock from Sang-A at a price of $25.13 per share.

  Manufacturing Facilities

     In April 1997, the Company entered into an agreement with Medeva Pharma for the commercial manufacture of FLUMIST(TM) through December 2001. The Company and Medeva Pharma are discussing a potential agreement that would provide for commercial supplies of bulk vaccine beyond 2001; however, there can be no assurance that such an agreement will be reached. In October 1997, the Company entered into an agreement with PCI for the blending, filling, packaging and labeling of FLUMIST(TM) in the United States until October 2004. In 1998, Aviron and PCI opened a 34,000-square-foot manufacturing suite in Philadelphia, Pennsylvania at PCI's site, in which PCI has blended, filled and packaged doses of FLUMIST(TM) for use in 1998 - 99 clinical trials. If regulatory approval is received, the PCI facility is expected to be used for blending, filling, packaging, labeling and storage of FLUMIST(TM). The agreements with Medeva Pharma and PCI have required the Company to fund the construction of facilities, improvements, and equipment and will continue to require the Company to incur expenses for the duration of the agreements for facility space, utilities and insurance. In the event of a better than expected market acceptance, the Company may be capacity constrained in its supply of vaccine through at least the 2000 - 2001 influenza season. In order to secure future production capacity, the Company may extend and expand its existing arrangements, collaborate with other third parties, or establish its own manufacturing facilities. Using an alternative supplier or building a proprietary facility would require a substantial amount of funds and additional clinical trials and testing. There can be no assurance that an alternative source of supply will be established on a timely basis, or that the Company will have or be able to obtain funds sufficient for building or equipping a new facility.

     In addition, in February 1999, the Company announced that it has leased a 69,000 square-foot building in Santa Clara, California. The facility will provide additional manufacturing, laboratory, pilot plant and office space to accommodate growth. This additional space will require the commitment of significant additional funds during 1999 and 2000 for renovation, equipment and furnishings.

     The Company is currently evaluating the costs and benefits of developing internal manufacturing capabilities or contracting for expanded or alternative sources of supply from third-party manufacturers for products other than FLUMIST(TM).

  Research Grants

     In July 1998, the Company received notice from the NIAID of a Small Business Innovation Research ("SBIR") grant to support development of its live attenuated vaccine for the prevention of disease caused by CMV. The $750,000 grant is the second that Aviron has received for research on CMV. In September 1998, the total grant amount was increased by an additional $200,000 to $950,000. A portion of the award has been used to produce recombinant CMV vaccine candidates for human testing. The remainder of the award will be used to determine the safety and immunogenicity of these vaccine candidates in a Phase 1 clinical trial in collaboration with the NIAID Vaccine Treatment and Evaluation Unit network. No assurance can be given, however, that the Company will receive any future grants to support its research or that such research will result in commercially viable products.

     In July 1998, the Company received notice from the NIAID of an SBIR grant in the amount of $99,700 for the rational design of a live, attenuated vaccine for the prevention of disease caused by HSV-2.

  Business Risks

     The Company's business is subject to significant risks, including but not limited to the risks inherent in its research and development efforts, including preclinical testing and clinical trials; uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others; the lengthy, expensive and uncertain process of seeking regulatory approvals; uncertainties regarding government reforms and product pricing and reimbursement levels; technological change and competition; manufacturing uncertainties and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be found unsafe or ineffective during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. See "Business Risks" in Part I of this Form 10-K.

RESULTS OF OPERATIONS

  Years Ended December 31, 1998 and 1997

     Revenues. Total revenues for the year ended December 31, 1998 were $0.7 million, compared to $1.5 million for the year ended December 31, 1997. Revenues for 1998 comprised of payments under governmental research grants and contract revenue for services provided for others by the Company's animal research facility. Revenues for 1997 were principally payments for research support and milestones due to the Company under its license and development agreement with SmithKline Beecham for Aviron's Epstein-Barr virus vaccine.

     Operating Expenses. Research and development costs rose to $46.6 million in 1998 from $24.3 million in 1997. These increases were primarily due to increases in research and development activities and clinical trials of FLUMIST(TM) and the Company's Parainfluenza Virus Type 3 (PIV-3) vaccine, preclinical testing associated with other programs, and depreciation and other expenses associated with the documentation, validation, and test production at manufacturing facilities. The Company expects these expenses to increase in 1999 as clinical trials continue, and as development and pre-manufacturing activities expand in preparation for potential commercialization.

     General, administrative and marketing costs rose to $10.1 million in 1998 from $6.0 million in 1997. This increase was due to increase in staffing and infrastructure costs and market research activities principally associated with the proposed commercial launch of FLUMIST(TM). The Company expects these expenses to increase in 1999 due to pre-marketing and other pre-commercialization activities and growth of the Company's administrative infrastructure.

     Net Interest Income. The Company's net interest income decreased to $1.1 million in the year ended December 31, 1998, from $2.3 million in the year ended December 31, 1997. Net interest income is the result of increased interest income on the Company's increase in average cash, cash equivalent and investment balances, due to the Company's public offering of Common Stock in August 1997 and the private offering of Notes in March 1998, offset by the increase in interest expense related to the Notes.

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

     Operating Expenses. Research and development expenses increased to $24.3 million in the year ended December 31, 1997 from $15.0 million for the year ended December 31, 1996. This increase was primarily due to increases in research and development staffing, expenses associated with clinical trials of FLUMIST(TM) and the Company's PIV-3 vaccines and preclinical testing associated with other programs.

     General, administrative and marketing expenses increased to $6.0 million in the year ended December 31, 1997 from $4.6 million for the year ended December 31, 1996. These increases were incurred to support the Company's expanded research and development functions, patent and legal expenses, activities associated with becoming a public company and corporate development activities.

     Net Interest Income. The Company's net interest income increased to $2.3 million in the year ended December 31, 1997, from $0.5 million in the year ended December 31, 1996. Net interest income is the result of increased interest income on the Company's increase in average cash, cash equivalent and investment balances, due to the Company's public offering of Common Stock in August 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Aviron had cash, cash equivalents and marketable securities at December 31, 1998 of approximately $94.9 million. In order to preserve principal and maintain liquidity, the Company's funds are invested primarily in United States Treasury obligations, highly rated corporate obligations and other liquid investments.

     The Company has financed its operations since inception primarily through private placements of Preferred Stock from 1992 to 1995, an initial public offering of its Common Stock in November 1996, a private sale of Common Stock in March 1997, a second public offering of Common Stock in August 1997, and a private placement of convertible subordinated notes in March 1998. Through December 31, 1998, the Company had raised approximately $236.3 million from such sales, net of offering expenses. Cash used in operations was $49.5 million and $19.8 million for 1998 and 1997, respectively. Net cash used in operating activities increased primarily due to increased research and development expenditures. The Company expects expenditures for research and development, clinical trials and marketing, general and administrative expenses to continue to increase in 1999 as the Company develops its products, expands its clinical trials and prepares for the potential commercial launch of FLUMIST(TM). Cash expended for capital additions and to repay lease financing arrangements amounted to approximately $14.4 million and $6.4 million for 1998 and 1997, respectively. Capital expenditures increased in 1998 primarily due to expenditures for facilities and equipment at the Medeva Pharma and PCI manufacturing plants.

     The Company anticipates that its existing cash, cash equivalents and short-term investments, and revenues from existing collaborations will enable it to maintain its current and planned operations into 2000. The Company's future cash requirements will depend on numerous factors, including continued scientific progress in the research and development of the Company's technology and vaccine programs; the size and complexity of these programs; the ability of the Company to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; the cost of constructing manufacturing facilities, should they be deemed necessary; and product commercialization activities. In particular, if the Company were to construct and equip such a manufacturing facility during this period, the Company anticipates that it would likely begin to make substantial additional capital expenditures in 1999 and beyond, which may require the Company to seek additional funding. In addition, there can be no assurance that, should the Company require outside funding through additional debt or equity financings, such funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative agreements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, which could materially adversely affect the Company's business, financial condition and results of operations.

INCOME TAXES

     At December 31, 1998, the Company had a federal net operating loss carryforward of approximately $118.9 million and research tax credits of approximately $3.3 million that will expire at various dates between 2007 and 2018 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "ownership change" provisions of the Internal Revenue Code of 1986. See Note 10 of Notes to Financial Statements.

IMPACT OF "YEAR 2000"

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead, the so-called "Year 2000" problem ("Y2K"). If not corrected, those programs could cause date-related transaction failures.

     The Company has begun a process of assessing exposure for Y2K related problems focusing on four potentials areas of exposure -- internal information systems, facility support systems, scientific equipment, and the readiness of significant third parties with whom we have material business relationships.

     INTERNAL INFORMATION SYSTEMS

     The Company is using a number of computers and computer programs across its entire operations. An inventory has been performed of computer equipment and computer programs. During 1998, the Company began the process of upgrading its older financial and accounting programs to Y2K compliant systems and to improve functionality. To date, no other significant internal information systems have been identified as non-Y2K compliant and procedures have been enacted to assure that all purchases of new systems are believed to be Y2K compliant.

     SCIENTIFIC EQUIPMENT

     An inventory has been taken of the major pieces of scientific equipment. The Company is currently making inquiries of its internal staff and third-party vendors, including its suppliers of scientific equipment, to determine if Y2K problems exist which may affect the Company's research and development operations

     FACILITY SUPPORT SYSTEMS

     The Company is currently making inquiries of its internal staff and third-party vendors of utilities, communication and other facility support systems, to determine if Y2K problems exist which may affect communications, administrative or support functions.

     THIRD PARTIES WITH MAJOR BUSINESS RELATIONSHIPS

     The Company currently has no products available for commercial sale, and does not anticipate FDA clearance for its lead product, FLUMIST(TM), until mid-2000 at the earliest. In preparation for the potential commercial launch of FLUMIST(TM), the Company has contacted its third party manufacturers and its marketing and distribution partners to determine their level of Y2K readiness. These parties are in the process of conducting their own evaluations of the potential impact of Y2K issues on their businesses. The failure of any of these parties to successfully identify and remedy the impact of Y2K upon their businesses could have a material adverse effect on the Company's business, including delaying or adversely affecting the potential commercial launch of FLUMIST(TM).

     The Company's assessment of Y2K exposure areas is expected to be completed during the second quarter of 1999.

     External and internal costs specifically associated with modifying internal use software for Y2K compliance are expensed as incurred. To this point, these costs have not been material, and the Company does not expect such costs to be material in the future. There can be no assurance, however, that our assessment of Y2K's potential impact on the Company will not change as we complete our assessment, or that Y2K will not ultimately cause a material disruption in the business of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including changes to interest rates and foreign currency exchange rates.

     INTEREST RATES -- The Company's investment and interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and investments. To mitigate the impact of fluctuations in U.S. interest rates, the Company places its investments that meet high credit standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of investment and does not permit derivative financial instruments in its investment portfolio. As a result, the Company does not expect any material loss with respect to its investment portfolio.

     FOREIGN CURRENCY EXCHANGE RATES -- The Company pays for the costs of manufacturing and development activities, equipment, and facilities modifications at Medeva Pharma, which is located in the United Kingdom (U.K.) in British Pounds Sterling. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the U.K. The Company is exposed to changes in exchange rates in the United Kingdom. When the U.S. dollar strengthens against the British Pounds Sterling, the U.S. dollar value of British Pounds Sterling-based expenses decreases; when the U.S. dollar weakens, the U.S. dollar value of British Pounds Sterling-based expenses increases. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect the Company's financial position as expressed in U.S. dollars.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

                                                                                            FAIR VALUE AT
                                1999    2000    2001   2002   2003   THEREAFTER   TOTAL   DECEMBER 31, 1998
                                -----   -----   ----   ----   ----   ----------   -----   -----------------
                                                               (IN MILLIONS)
ASSETS
Cash and Cash Equivalent......  $28.2      --    --     --     --        --       $28.2         $28.2
Weighted average interest
  rate........................   5.35%     --    --     --     --        --
Investments...................  $60.9   $ 6.0    --     --     --        --       $66.9         $66.7
Weighted average interest
  rate........................   5.65%   5.70%   --     --     --        --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and notes thereto appear on pages 50 through 66 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held on June 3, 1999, under the captions "Election of Directions -- Nominees," and "Security Ownership of Certain Beneficial Owners and Management -- Compliance with the Reporting Requirement of Section 16(a)," and is hereby incorporated by reference herein. The information relating to executive officers of the Company is contained in Part I, Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held June 3, 1999, under the caption "Executive Compensation," and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held June 3, 1999, under the captain "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held June 3, 1999, under the caption "Certain Transactions," and is hereby incorporated by reference herein.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) INDEX TO FINANCIAL STATEMENTS

     The Financial Statements required by this item are submitted in a separate section beginning on page 50 of this report.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   50
Balance Sheets at December 31, 1997 and 1998................   51
Statements of Operations for each of the three years in the
  period ended December 31, 1998............................   52
Statement of Stockholders' Equity for the three years in the
  period ended December 31, 1998............................   53
Statements of Cash Flows for each of the three years in the
  period ended December 31, 1998............................   54
Notes to Financial Statements...............................   55

     (2) INDEX TO FINANCIAL STATEMENTS SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

     (3) EXHIBITS

     ITEM                             DESCRIPTION
    -------                           -----------
       3.1    Bylaws of the Registrant(2).
       3.2    Restated Certificate of Incorporation of the Registrant.(2)
       4.1    Reference is made to Exhibits 3.1 and 3.2.
       4.2    Specimen Stock Certificate(1).
       4.3    Warrant for Series A Preferred Stock, issued to The Mount
              Sinai School of Medicine of the City of New York(1).
       4.4    Warrant for Series A Preferred Stock, issued to The Mount
              Sinai School of Medicine of the City of New York(1).
       4.5    Warrant for Series A Preferred Stock, issued to The Mount
              Sinai School of Medicine of the City of New York(1).
       4.6    Warrant or Series A Preferred Stock, issued to The Mount
              Sinai School of Medicine of the City of New York(1).
       4.7    Warrant for Series C Preferred Stock, issued to Raymond,
              James & Associates(1).
       4.8    Investors Rights Agreement, dated July 18, 1995, among the
              Registrant and the investors named therein(1).
       4.9    Common Stock Purchase Agreement between the Registrant and
              Biotech Target, S.A., dated as of March 27, 1997(3).
       4.10   Rights Agreement between the Registrant and BankBoston,
              N.A., dated as of October 8, 1997(5).
     +10.1    License Agreement between the Registrant and ARCH
              Development Corporation, dated July 1, 1992(1).
     +10.2    Technology Transfer Agreement between the Registrant and The
              Mount Sinai School of Medicine of the City University of New
              York, dated February 9, 1993(1).

     ITEM                             DESCRIPTION
    -------                           -----------
     +10.3    Materials Transfer and Intellectual Property Agreement
              between the Registrant and the Regents of the University of
              Michigan, dated February 24, 1995(1).
      10.4    Stock Transfer Agreement between the Registrant and the
              Regents of the University of Michigan, dated February 24,
              1995(1).
     +10.5    Development and License Agreement between the Registrant and
              Sang-A Pharm. Co., Ltd., dated May 3, 1995(1).
     +10.6    Cooperative Research and Development Agreement between the
              Registrant and the National Institutes of Health, dated May
              30, 1995(1).
     +10.7    Heads of Agreement between the Registrant and SmithKline
              Beecham Biologicals S.A., dated October 8, 1995(1).
     +10.8    Manufacturing and Development Agreement between the
              Registrant and Evans Medical Limited, dated November 7,
              1995(1).
     *10.9    1996 Equity Incentive Plan(1).
     *10.10   1996 Non-Employee Directors' Stock Option Plan(1).
     *10.11   1996 Employee Stock Purchase Plan(1).
      10.12   Industrial lease between the Registrant and the Vanni
              Business Park General Partnership, dated August 29, 1995(1).
     +10.13   First Amendment to License Agreement between the Registrant and ARCH Development Corporation dated March 15, 1996(1).
     +10.14   Biological Materials License Agreement between the
              Registrant and the National Institutes of Health, dated May
              31, 1996(1).
     +10.15   Contract Manufacture Agreement between the Registrant and
              Evans Medical Limited, dated as of April 16, 1997(4).
     +10.16   Production Agreement between the Registrant and Packaging
              Coordinators, Inc., dated as of October 31, 1997(6).
      10.17   Facility Reservation Agreement between the Registrant and
              Packaging Coordinators, Inc., dated as of October 31,
              1997(6).
     +10.18   Influenza Vaccine Collaboration and License Distributor
              Agreement between the Registrant and CSL Limited, dated June
              19, 1998(7).
     +10.19   Supply Agreement between the Registrant and Becton Dickinson and the Company dated July 1, 1998(8).
    ++10.20   United States License and Co-Promotion Agreement between the
              Registrant and Wyeth Lederle Vaccines dated January 11,
              1999.
    ++10.21   International FLUMIST(TM) License Agreement between the
              Registrant and Wyeth Lederle Vaccines dated January 11,
              1999.
    ++10.22   FLUMIST(TM) Supply Agreement between the Registrant and
              Wyeth Lederle Vaccines dated January 11, 1999.
    ++10.23   Credit Agreement between the Registrant and American Home
              Products Corporation dated January 11, 1999.
      23.1    Consent of Ernst & Young LLP, Independent Auditors.
      24.1    Power of Attorney. See Signature Page.
      27.1    Financial Data Schedule.

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

(7) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20815, filed August 14, 1998.

(8) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-20815, filed November 16, 1998.

(b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly organized, on the 31st day March 1999.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
             /s/ J. LEIGHTON READ, M.D.                Chairman and Chief Executive     March 31, 1999
-----------------------------------------------------  Officer (Principal Executive
               J. Leighton Read, M.D.                  Officer)

                  /s/ FRED KURLAND                     Senior Vice President and Chief  March 31, 1999
-----------------------------------------------------  Financial Officer (Principal
                    Fred Kurland                       Financial and Accounting
                                                       Officer)

                 /s/ REID W. DENNIS                    Director                         March 31, 1999
-----------------------------------------------------
                   Reid W. Dennis

              /s/ PAUL H. KLINGENSTEIN                 Director                         March 31, 1999
-----------------------------------------------------
                Paul H. Klingenstein

             /s/ BERNARD ROIZMAN, SC.D.                Director                         March 31, 1999
-----------------------------------------------------
                Bernard Roizman, Sc.D

               /s/ JANE E. SHAW, PH.D.                 Director                         March 31, 1999
-----------------------------------------------------
                 Jane E. Shaw, Ph.D.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Aviron

     We have audited the accompanying balance sheets of Aviron as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviron at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 17, 1999

                                     AVIRON

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1998
                                                              --------    ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 15,239    $  28,164
  Short-term investments....................................    47,285       60,692
  Accounts receivable.......................................        29           --
  Prepaid expenses and other current assets.................     1,001        1,303
                                                              --------    ---------
          Total current assets..............................    63,554       90,159
  Long-term investments.....................................    12,587        6,002
  Property and equipment, net...............................     7,582       18,521
  Deposits and other assets.................................     1,602        6,303
                                                              --------    ---------
TOTAL ASSETS................................................  $ 85,325    $ 120,985
                                                              ========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $  3,636    $   2,792
  Accrued compensation......................................       756          804
  Accrued clinical trial costs..............................     3,592          757
  Accrued expenses and other liabilities....................       513        6,029
  Current portion of capital lease obligations..............       477          408
                                                              --------    ---------
          Total current liabilities.........................     8,974       10,790
  Deferred rent.............................................        88        1,116
  Capital lease obligations, noncurrent.....................       521          113
  Convertible debt..........................................        --      100,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized; issuable in series; none outstanding at
     December 31, 1997 and 1998.............................        --           --
  Common stock, $0.001 par value; 30,000,000 shares
     authorized; 16,082,476 and 15,723,343 shares issued and
     outstanding at December 31, 1997 and 1998,
     respectively...........................................        16           16
  Additional paid-in capital................................   142,840      130,524
  Notes receivable from stockholders........................      (115)         (83)
  Deferred compensation.....................................      (588)        (237)
  Accumulated deficit.......................................   (66,411)    (121,254)
                                                              --------    ---------
TOTAL STOCKHOLDERS' EQUITY..................................    75,742        8,966
                                                              --------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 85,325    $ 120,985
                                                              ========    =========

                            See accompanying notes.

                                     AVIRON

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1997        1998
                                                             --------    --------    --------
REVENUES:
  Contract revenue and grants..............................  $  1,625    $  1,477    $    745
                                                             --------    --------    --------
OPERATING EXPENSES:
  Research and development.................................    14,997      24,254      46,583
  General, administrative and marketing....................     4,595       5,978      10,085
                                                             --------    --------    --------
TOTAL OPERATING EXPENSES...................................    19,592      30,232      56,668
                                                             --------    --------    --------
LOSS FROM OPERATIONS.......................................   (17,967)    (28,755)    (55,923)
OTHER INCOME/EXPENSE:
  Interest income..........................................       658       2,433       6,003
  Interest expense.........................................      (192)       (180)     (4,882)
                                                             --------    --------    --------
TOTAL OTHER INCOME, NET....................................       466       2,253       1,121
                                                             --------    --------    --------
NET LOSS...................................................  $(17,501)   $(26,502)   $(54,802)
                                                             ========    ========    ========
BASIC AND DILUTED NET LOSS PER SHARE.......................  $  (7.27)   $  (1.94)   $  (3.49)
                                                             ========    ========    ========
Shares used in computing basic and diluted net loss per
  share....................................................     2,406      13,684      15,724
                                                             ========    ========    ========

                            See accompanying notes.

                                     AVIRON

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             ADDITIONAL                                                 TOTAL
                                        PREFERRED   COMMON    PAID-IN       NOTES        DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                          STOCK     STOCK     CAPITAL     RECEIVABLE   COMPENSATION     DEFICIT        EQUITY
                                        ---------   ------   ----------   ----------   ------------   -----------   -------------
BALANCE AT DECEMBER 31, 1995..........  $ 39,844    $ 317           --         --           (180)      $ (22,444)     $ 17,537
                                        --------    -----     --------      -----        -------       ---------      --------
Issuance of 136,326 Series C
  convertible preferred stock at $1.35
  per share...........................       184       --           --         --             --              --           184
Conversion of 39,168,297 shares of
  preferred stock to 7,833,633 shares
  of common stock in conjunction with
  Initial Public Offering and
  reincorporation in Delaware.........   (40,028)    (309)      40,337         --             --              --            --
Issuance of 2,152,800 shares of common
  stock in initial public offering net
  of offering costs of $2,319.........        --        2       14,902         --             --              --        14,904
Issuance of 239,200 shares of common
  stock in private placement..........        --       --        1,914         --             --              --         1,914
Issuance of 468,094 shares of common
  stock upon exercise of stock options
  and warrants, net of
  cancellations.......................        --        1          335       (262)            48              --           122
Forgiveness of notes receivable from
  stockholders........................        --       --           --        105             --              --           105
Deferred compensation related to the
  grant of certain stock options......        --       --        1,639         --         (1,639)             --            --
Amortization of deferred
  compensation........................        --       --           --         --            672              --           672
Change in net unrealized loss on
  available-for-sale investments......        --       --           --         --             --              10            10
Net loss..............................        --       --           --         --             --         (17,501)      (17,501)
                                        --------    -----     --------      -----        -------       ---------      --------
BALANCE AT DECEMBER 31, 1996..........        --    $  11     $ 59,127      $(157)       $(1,099)      $ (39,935)     $ 17,947
                                        --------    -----     --------      -----        -------       ---------      --------
Issuance of 1,714,286 shares of common
  stock in private placement, net of
  offering costs of $59...............        --        2       14,939         --             --              --        14,941
Issuance of 2,690,000 shares of common
  stock in secondary public offering
  net of offering costs of $4,766.....        --        3       67,979         --             --              --        67,982
Issuance of 226,157 shares of common
  stock upon exercise of stock
  options, warrants and purchase of
  shares through employee stock
  purchase plan, net of repurchases...        --       --          477         --             --              --           477
Deferred compensation recorded
  relating to grant of certain stock
  options.............................        --       --          218         --           (218)             --            --
Issuance of warrants in lieu of a cash
  payment for services rendered.......        --       --          100         --             --              --           100
Amortization of deferred
  compensation........................        --       --           --         --            729              --           729
Change in net unrealized loss on
  available-for-sale investments......        --       --           --         --             --              26            26
Payment of notes receivable...........        --       --           --         42             --              --            42
Net loss..............................        --       --           --         --             --         (26,502)      (26,502)
                                        --------    -----     --------      -----        -------       ---------      --------
BALANCE AT DECEMBER 31, 1997..........  $     --    $  16     $142,840      $(115)       $  (588)      $ (66,411)     $ 75,742
                                        --------    -----     --------      -----        -------       ---------      --------
Issuance of 181,578 shares of common
  stock upon exercise of stock
  options, warrants and purchase of
  shares through employee stock
  purchase plan, net of repurchase....        --       --        1,019         --             --              --         1,019
Deferred compensation recorded
  relating to grant of certain stock
  options.............................        --       --           14         --            (14)             --            --
Amortization of deferred
  compensation........................        --       --           --         --            365              --           365
Repurchase of 540,711 shares of common
  stock...............................        --       --      (13,349)        --             --              --       (13,349)
Change in net unrealized loss on
  available-for-sale investments......        --       --           --         --             --             (41)          (41)
Payment of notes receivable...........        --       --           --         32             --              --            32
Net loss..............................        --       --           --         --             --         (54,802)      (54,802)
                                        --------    -----     --------      -----        -------       ---------      --------
BALANCE AT DECEMBER 31, 1998..........  $     --    $  16     $130,524      $ (83)       $  (237)      $(121,254)     $  8,966
                                        ========    =====     ========      =====        =======       =========      ========

                             See accompanying notes

                                     AVIRON

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1996        1997        1998
                                                            --------    --------    ---------
Cash flows from operating activities:
Net loss..................................................  $(17,501)   $(26,502)   $ (54,802)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...........................       541         657        3,019
  Amortization of convertible debt offering costs.........        --          --          423
  Amortization of deferred compensation...................       672         729          365
  Changes in assets and liabilities:
     Accounts receivable..................................      (500)        471           29
     Prepaid expenses and other current assets............      (134)       (188)        (302)
     Deposits and other assets............................        17      (1,514)      (1,179)
     Accounts payable.....................................       383       2,963         (844)
     Accrued expenses and other liabilities...............       724       3,542        3,757
     Deferred revenue.....................................      (208)         --           --
                                                            --------    --------    ---------
Net cash used in operating activities.....................   (16,006)    (19,842)     (49,534)
Cash flows from investing activities:
  Purchases of investments................................   (10,342)    (74,028)    (105,990)
  Maturities of investments...............................    10,933      19,888       99,127
  Expenditures for property and equipment.................      (651)     (5,767)     (13,958)
Net cash used in investing activities.....................       (60)    (59,907)     (20,821)
Cash flow from financing activities:
  Principal payments on capital lease obligation and
     other................................................      (528)       (578)        (445)
  Proceeds from issuance of:
     Convertible debt.....................................        --          --       96,055
     Series C convertible preferred stock.................       184          --           --
     Common stock.........................................    17,044      83,400        1,019
  Repurchase of common stock..............................        --          --      (13,349)
                                                            --------    --------    ---------
Net cash provided by financing activities.................    16,700      82,822       83,280
Net increase in cash and cash equivalents.................       634       3,073       12,925
Cash and cash equivalents at beginning of year............    11,532      12,166       15,239
                                                            --------    --------    ---------
Cash and cash equivalents at end of year..................  $ 12,166    $ 15,239    $  28,164
                                                            ========    ========    =========
Supplemental schedule of non-cash financing and investing
  activities:
     Equipment acquired under lease line of credit........       933         153           --
     Deferred compensation related to grant of certain
       stock options, less cancellations..................     1,591         218           14
     Common stock issued in exchange for notes receivable,
       less cancellations.................................       262          --           --
     Warrant issued in lieu of payment of legal fees......        --         100           --
Supplemental disclosures of cash flow information:
     Cash paid for interest...............................       192         179        2,999

                            See accompanying notes.

                                     AVIRON

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

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

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents include approximately $4,642,000 and $4,295,000 in money market funds at December 31, 1997 and 1998, respectively.

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

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets which range from three to seven years. Property and equipment at December 31, 1998 includes approximately $1,334,000 of construction in progress. No depreciation has been charged for these assets during 1998 because such assets have not been placed in service. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the term of the lease.

                                     AVIRON

                               DECEMBER 31, 1998

  Revenue Recognition

     Collaborative research revenue and grant revenue are earned based on research expenses incurred. Amounts received in advance of services to be performed are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period earned. Contract revenue for services provided by the Company's animal research facility is earned when services are provided per the contract.

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

     Had the convertible preferred stock that automatically converted upon completion of the Company's initial public offering (using the as-if converted method) been included in the calculation of net loss per share from the original date of issuance, net loss per share in 1996 would have been ($1.94).

     A reconciliation of shares used in the calculation of basic and pro forma basic net loss per share follows:

                                                    YEARS ENDED DECEMBER 31,
                                             --------------------------------------
                                                1996          1997          1998
                                             ----------    ----------    ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss...................................   $(17,501)     $(26,502)     $(54,802)
                                              ========      ========      ========
Basic
Weighted average shares of common stock
  outstanding..............................      2,406        13,684        15,724
                                              --------      --------      --------
Basic net loss per share...................   $  (7.27)     $  (1.94)     $  (3.49)
                                              ========      ========      ========
Pro Forma Basic
Weighted average shares of common stock
  outstanding..............................      2,406
Adjusted to reflect the effect of the
  conversion of Preferred Stock............      6,637
                                              --------
Shares used in computing pro forma basic
  net loss per share.......................      9,043
                                              --------
Pro forma basic net loss per share.........   $  (1.94)
                                              ========

     Had the Company been in a net income position, diluted earnings per share would have been presented and would have included, the shares used in the computation of basic net loss per share, as well as the effect of an additional 503,986, 427,613 and 3,159,451 shares for the years ended December 31, 1996, 1997 and 1998, respectively, related to the exercise of outstanding options and warrants and the conversion of the Notes into

                                     AVIRON

                               DECEMBER 31, 1998

common stock, which shares are not included above. The number of additional shares has been determined using the treasury stock method.

  Reporting Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, ("SFAS 130"). SFAS 130 establishes rules for reporting and display of comprehensive income (loss) and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported in the stockholders' equity, to be included in the comprehensive income (loss). As such items have not been material, separate presentation has not been included in the Statement of Stockholders' Equity. However, the amounts of the change in net unrealized loss in available-for-sale investments for the years ended December 31, 1996, 1997 and 1998 approximate $10,000, $26,000, and ($41,000), respectively. There was no impact from the adoption on the Company's financial position or results of operations.

  Segment Reporting

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As the Company has only one segment and operates solely within the United States, the adoption of SFAS 131 had no impact on the Company.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted for the year ending December 31, 2000. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on the results of operations or the financial position of the Company.

 2. LICENSE AGREEMENTS

  ARCH Development Corporation

     In July 1992, the Company entered into an exclusive license agreement with ARCH Development Corporation ("ARCH") to acquire the rights to use or sublicense certain technology and make, use or sell certain licensed products. The agreement calls for the Company to make certain payments to ARCH totaling as much as $2.6 million as certain milestones are met. No benchmark payments were made or were due through 1998. If commercialization is achieved, the Company will be required to pay ARCH royalties based on net sales of the licensed products. Further, if the Company were to sublicense the technology, it would be required to pay ARCH royalties on net sales of the sublicensee and, under certain circumstances, up to 50% of the license fee paid by the sublicensee. During 1997, ARCH asserted an interpretation of the financial terms of the agreement with the Company relating to the license for Epstein-Barr virus technology. The assertion would require the Company to pay ARCH one-half of any future or past payments (including sublicense fees and milestone payments) received by the Company under its agreement with SmithKline Beecham (see Note
3). As of December 31, 1998, the Company had received $3,352,000 from SmithKline Beecham. The Company disputes ARCH's interpretation of the financial terms of the agreement. No assurance can be given, however, that the Company's interpretation will prevail. Failure of the Company to prevail could have a material adverse effect on the Company's business, financial condition or results of operations.

                                     AVIRON

                               DECEMBER 31, 1998

  The Mount Sinai School of Medicine

     In 1993, the Company entered into a technology transfer agreement with The Mount Sinai School of Medicine of the City University of New York ("Mount Sinai") to acquire certain patent rights and technical information. Pursuant to the agreement, the Company issued to Mount Sinai 35,000 shares of common stock which resulted in a charge to research and development expense of approximately $8,750, and warrants to purchase, in the aggregate, 225,000 shares of Series A preferred stock. Upon the closing of the Company's initial public offering, warrants previously exercisable for 45,000 shares of Series A preferred stock became exercisable for 9,000 shares of common stock at $4.50 per share; warrants covering an additional 148,750 shares of Series A preferred stock became exercisable for 29,750 shares of common stock at $10.00 per share; and the remaining warrants were canceled. Warrants expire in 1999, 2000 and 2001, respectively. As of December 31, 1998 warrants covering 2,776 shares at $4.50 a share had been exercised. The Company is also required to reimburse Mount Sinai for costs incurred in connection with the maintenance and protection of certain patents.

  University of Michigan

     In February 1995, the Company signed a license agreement with the University of Michigan which gives the Company a worldwide license to the University of Michigan's inventions and discoveries related to a cold adapted influenza vaccine, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Under the arrangement, the Company paid the University of Michigan and expensed a $100,000 fee and issued shares of Series B preferred stock (which converted into 264,746 shares of common stock upon the closing of the Company's initial public offering), resulting in a charge to research and development expense of approximately $1,588,000. Upon commercialization of the vaccine product, the license agreement provides that the Company will pay royalties based on net revenues and will issue a warrant to purchase 1.25% of the Company's then total outstanding common stock at an exercise price equal to $10.00 per share. The warrant will be exercisable for five years after its issuance date. As of December 31, 1998, the Company had funded $779,000 of research at the University of Michigan related to this agreement and has no further obligations to fund research.

  NeuroVir Research, Inc.

     In July 1996, the Company licensed certain of its patent rights covering or relating to the use of HSV-2 for treatment of cancer and for gene therapy, but excluding use in vaccines, to NeuroVir Research Inc. ("NeuroVir"), a private Canadian corporation. In exchange, the Company received 458,334 shares of common stock, 3,208,332 shares of preferred stock and a warrant to purchase 1,000,000 shares of common stock. At December 31, 1998, the Company owned approximately 15% of NeuroVir's outstanding capital stock. The Company's investment has a carrying value of zero and Aviron is under no obligation to provide any funding to NeuroVir. As no market exists for NeuroVir's capital stock, it is not practicable to determine the fair value of shares held by the Company.

 3. DEVELOPMENT AGREEMENTS

  SmithKline Beecham Biologicals S.A.

     In October 1995, the Company signed an agreement with SmithKline Beecham Biologicals S.A. ("SmithKline Beecham") which grants SmithKline Beecham exclusive worldwide (excluding Korea) rights to produce and market any prophylactic and therapeutic Epstein-Barr Virus ("EBV") vaccines under the Company's patents. Under the Agreement, SmithKline Beecham paid the Company a $1,500,000 nonrefundable licensing fee and is required to make additional benchmark payments as certain milestones are met. Upon

                                     AVIRON

                               DECEMBER 31, 1998

commercialization, SmithKline Beecham will pay the Company a royalty based on net sales (by country). In conjunction with the licensing rights, SmithKline Beecham funded the Company's development of the EBV vaccine through the third quarter of 1997. For the years ended December 31, 1996 and 1997, the Company recognized approximately $1,625,000 and $1,477,000 respectively of development revenue pursuant to the agreement. No additional expense was incurred for the year ended December 31, 1998. The revenue received and recognized in 1997 includes a $1,000,000 milestone payment related to the initiation of clinical trials by SmithKline Beecham. Development costs incurred in 1996 and 1997 under this arrangement approximated development revenue recognized.

  Sang-A Pharm. Co., Ltd.

     In May 1995, the Company signed a development and licensing agreement with Sang-A Pharm. Co., Ltd. ("Sang-A"), a Korean pharmaceutical company. The agreement covers a wide range of vaccine products and grants Sang-A the exclusive rights and licenses to such products in South and North Korea ("Korea"). Under the terms of the agreement, Sang-A will conduct all clinical development work necessary for approval in Korea at its expense, and is required to make payments based on certain milestones and, upon commercialization of each product, to pay royalties based on net revenues. The agreement also gives Sang-A the first right of refusal to supply a percentage of Aviron's products in selected countries. In January 1997, Sang-A declared bankruptcy. In March 1998, the Company repurchased 530,831 shares of common stock from Sang-A for $13,337,000. The Company is unable to predict what, if any, long-term effect the bankruptcy will have on Sang-A and on the Company's agreement with Sang-A.

 4. INVESTMENTS

     Investments consist of the following (in thousands):

                                                         GROSS         GROSS
                                                       UNREALIZED    UNREALIZED    MARKET
                                             COST        GAINS         LOSSES       VALUE
                                            -------    ----------    ----------    -------
As of December 31, 1997:
  Certificates of deposit.................  $ 8,129       $  1         $  (1)      $ 8,129
  Corporate commercial paper..............   11,586         --            (5)       11,581
  U.S. Corporate obligations..............   42,471         38           (10)       42,499
  U.S. government agency obligations......    2,050         --            --         2,050
  Municipal bonds.........................    2,018          2            --         2,020
  Foreign government securities...........    4,190          1            (1)        4,190
                                            -------       ----         -----       -------
                                            $70,444       $ 42         $ (17)      $70,469
                                            =======       ====         =====       =======
As of December 31, 1998:
  Certificates of deposit.................  $ 5,663       $ 30         $  --       $ 5,693
  Corporate commercial paper..............   28,415         --           (12)       28,403
  U.S. Corporate obligations..............   36,688        125          (175)       36,638
  U.S. government agency obligations......   11,960         21            (8)       11,973
  Municipal bonds.........................    2,153          1            --         2,154
  Foreign government securities...........    5,702          4            (4)        5,702
                                            -------       ----         -----       -------
                                            $90,581       $181         $(199)      $90,563
                                            =======       ====         =====       =======

     Included in the above table as of December 31, 1998 are U.S. corporate obligations, commercial paper and U.S. government agency obligations with fair values of $10,597,000 and $23,869,000 at December 31, 1997 and 1998,
respectively, which have been classified as cash equivalents in the accompanying balance

                                     AVIRON

                               DECEMBER 31, 1998

sheet. All securities had maturities of one year or less except for $12,587,000 and $6,002,000 in 1997 and 1998, respectively, which had maturities no greater than two years.

 5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
Manufacturing equipment.....................................  $    91    $ 4,288
Laboratory equipment........................................    2,315      2,790
Computer equipment..........................................      631      1,488
Office equipment............................................      330        776
Leasehold improvements......................................    1,085     12,773
Construction in progress....................................    5,039      1,334
                                                              -------    -------
                                                                9,491     23,449
Less accumulated depreciation and amortization..............   (1,909)    (4,928)
                                                              -------    -------
                                                              $ 7,582    $18,521
                                                              =======    =======

     Included in property and equipment at December 31, 1997 and 1998, are assets with costs of $2,874,000 and accumulated depreciation of approximately $1,679,000 and $2,253,800, respectively, which have been financed pursuant to the lease line of credit

 6. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              1997     1998
                                                              ----    ------
Accrued interest............................................  $ --    $1,445
Accrued manufacturing.......................................   309     3,219
Accrued legal expenses......................................    94       477
Accrued testing services....................................    --       433
Accrued expense other.......................................   110       455
                                                              ----    ------
          Total.............................................  $513    $6,029
                                                              ====    ======

 7. LEASE ARRANGEMENTS

     The Company has a lease line of credit that bears interest based on an average of the three-year and five-year indices of U.S. Treasury notes (13.9 % at December 31, 1998). Outstanding balances under the line are secured by the related equipment purchased.

     The Company has entered into an operating lease agreement for office and research facilities which expires in 2005 and includes an option allowing the Company to extend the lease for two additional five-year terms. The agreement requires the Company to pay operating costs, including property taxes, utilities, insurance and maintenance. Rent expense for the years ended December 31, 1996, 1997 and 1998 was $728,000, $904,000 and $919,000 respectively.

     The Company entered into an operating lease agreement for a portion of facilities owned by the Company's contract manufacturer for cold adapted influenza vaccine. The agreement expires upon the earlier

                                     AVIRON

                               DECEMBER 31, 1998

of December 31, 2001 or three years following initial product commercial sales. Net expense for the years ended December 31, 1997 and 1998 was $830,000 and $1,248,000 respectively.

     In October 1997, the Company entered into a 7 year operating lease agreement for a facility to be used in the manufacturing, packaging and storage of its products. The facility is owned by a contract manufacturer who will provide services to the Company. The lease includes an option allowing the Company to extend the lease beyond the initial term. The agreement requires the Company to pay certain operating costs including a portion of utilities and insurance. The agreement provides for the deferral of 40% of the base monthly rental for a 2-year period. The Company is required to deposit and maintain the deferred amount in an escrow account. The agreement also requires the lessor to provide a $1,000,000 improvement allowance for construction and improvements to the facility. The Company will repay $500,000 of the improvement allowance to the lessor through an additional charge per unit of production. The $500,000 is presently deposited in an escrow account. Rent expense for the years ended December 31, 1997 and 1998, was $220,000 and $1,160,000 respectively. Included in the rent expense at December 31, 1997 and 1998 are deferred rents in the amount of $88,000 and $528,000 respectively.

     At December 31, 1998, the Company's aggregate commitments under such arrangements are as follows (in thousands):

                                                       CAPITAL LEASE    OPERATING
                                                        OBLIGATIONS       LEASE
                                                       -------------    ---------
Years ending December 31,
  1999...............................................      $ 456         $ 2,929
  2000...............................................        111           2,987
  2001...............................................          9           4,054
  2002...............................................         --           2,334
  2003...............................................         --           2,339
  Thereafter.........................................         --           3,017
                                                           -----         -------
                                                             576         $17,660
                                                                         =======
Less amounts representing interest...................        (55)
                                                           -----
                                                             521
Less current portion.................................       (408)
                                                           -----
                                                           $ 113
                                                           =====

 8. CONVERTIBLE DEBT

     On March 30, 1998, the Company sold unsecured convertible subordinated notes in the aggregate principal amount of $100,000,000 at an interest rate of 5 3/4% due 2005 (the "Notes"). Net proceeds to the Company, after deducting legal and other expenses, were approximately $96,055,000.

     The Notes are convertible into common stock at any time after 90 days following the original issuance through maturity, unless previously redeemed at a conversion price of $30.904 per share (equivalent to a conversion rate of approximately 32.3583 shares per $1,000 principal amount of Notes), which is subject to adjustment in certain events. Interest on the notes is paid semi-annually on April 1 and October 1.

     The fair market value of the Notes as of December 31, 1998 approximated $100,250,000, based on quoted market prices.

                                     AVIRON

                               DECEMBER 31, 1998

 9. STOCKHOLDERS' EQUITY

  Common Stock

     Certain shares of common stock issued to members of management in 1996 through exercises of stock options are subject to repurchase by the Company at $0.50 - $2.50 per share. The above shares vest over periods specified by the Board of Directors. At December 31, 1997 and 1998, 92,100 and 37,920 shares remain subject to the Company's right of repurchase, respectively.

  Warrants

     Outstanding warrants to purchase common stock are as follows at December 31, 1998:

NUMBER OF SHARES   EXERCISE PRICE    EXPIRATION
----------------   --------------    ----------
16,666.....            $ 2.00       January 2000
3,458......            $ 4.50         June 1999
2,766......            $ 4.50         May 2000
29,750.....            $10.00       November 2001

  Employee Stock Purchase Plan

     The Company has adopted an Employee Stock Purchase Plan under which employees can purchase shares of the Company's common stock based on a percentage of their compensation but not greater than 15 percent of their earnings. The purchase price per share must be equal to the lower of 85% of the market value at the beginning or end of the applicable offering period. A total of 350,000 shares of common stock are reserved for issuance under the plan. As of December 31, 1998, 71,513 shares had been issued under the Plan.

  Stock Options

     On September 15, 1992, the Board of Directors adopted the 1992 Stock Option Plan (the "1992 Plan"). In March 1996, the Company amended and restated the 1992 Plan as the 1996 Equity Incentive Plan (the "1996 Plan"). Total shares of common stock reserved for future issuance under the 1996 Plan were increased to 3,250,000. The 1996 Plan provides for the grant of incentive and nonstatutory stock options to employees and consultants of the Company and became effective in November 1996 upon the closing of the initial public offering.

     In March 1996, the Company adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") under which 200,000 shares of common stock are reserved for issuance pursuant to nonstatutory stock options. The Directors' Plan became effective upon the closing of the initial public offering.

     The Company's Plans had 1,248,793 shares available to grant options to employees and directors at December 31, 1998. Most of the options granted have 10 year terms and vest ratably over 50 months of continued employment.

     In addition, the Company has issued non-qualified stock options outside of the 1992 Plan.

                                     AVIRON

                               DECEMBER 31, 1998

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                            1996                   1997                   1998
                                    --------------------   --------------------   ---------------------
                                                WEIGHTED               WEIGHTED                WEIGHTED
                                                AVERAGE                AVERAGE                 AVERAGE
                                                EXERCISE               EXERCISE                EXERCISE
                                     OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS      PRICE
                                    ---------   --------   ---------   --------   ----------   --------
Outstanding -- beginning of
  year............................    613,038    $0.50       611,936    $ 1.60       885,819    $ 8.87
Granted...........................    640,080    $2.73       441,780    $16.08     1,068,717    $24.69
Exercised.........................   (452,781)   $1.13      (141,032)   $ 0.70      (155,553)   $ 2.80
Forfeited.........................   (188,401)   $2.97       (26,865)   $ 2.70       (84,448)   $13.25
                                    ---------              ---------              ----------
Outstanding -- end of year........    611,936    $1.60       885,819    $ 8.86     1,714,535    $19.08
                                    =========              =========              ==========
Weighted-average fair value of
  options granted during year.....  $    1.38              $   11.07              $    19.23

     During 1995, officers of the Company exercised options granted outside the Plan for 168,000 shares by signing promissory notes amounting to $310,000 which bear interest at 5.73% subject to the Company's right of repurchase which lapses over fifty months. As of December 31, 1998, $82,500 of the promissory notes were still outstanding and 37,920 shares were subject to repurchase.

     In August 1996, as a result of uncertainty about the Company's ability to complete its initial public offering as anticipated, the Board of Directors agreed to cancel all outstanding options which had been granted previously with exercise prices of $2.50 per share, and issue new options to these option holders with exercise prices of $1.25 per share in exchange for a three month delay in the vesting of such options. As a result of this transaction, the Company recognized an additional $311,000 of deferred compensation for financial reporting purposes. For those employees who had early exercised their options at $2.50 per share in exchange for notes receivable, the Board of Directors agreed to forgive one-half of the notes receivable amount such that the effective exercise prices for these options was $1.25 per share, and to reimburse such employees for any tax resulting from such forgiveness.

     The Company has recognized deferred compensation for certain options granted in 1996, 1997 and 1998. Total deferred compensation of approximately $2,094,000 recorded through December 31, 1998 is being amortized over the vesting period of such options on an accelerated basis. A portion of these options vested immediately upon grant.

     The options outstanding at December 31, 1998 have been segregated for additional disclosure as follows:

                                                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                   --------------------------------------------------   --------------------------
                                                       WEIGHTED-                           OPTIONS       WEIGHTED-
                                      OPTIONS           AVERAGE          WEIGHTED-        CURRENTLY       AVERAGE
                                   OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT   EXERCISE
    RANGE OF EXERCISE PRICES       DEC. 31, 1998    CONTRACTUAL LIFE   EXERCISE PRICE   DEC. 31, 1998      PRICE
    ------------------------       --------------   ----------------   --------------   --------------   ---------
$ 0.25 - $1.00...................       70,478            6.0              $ 0.51           65,996        $ 0.50
$ 1.01 - $5.00...................      177,006            7.5              $ 1.25          100,638        $ 1.25
$ 5.01 - $10.00..................      178,905            8.0              $ 8.84           92,945        $ 8.58
$ 8.01 - $20.00..................      224,229            9.4              $14.87           25,034        $11.44
$20.01 - $30.38..................    1,063,917            9.1              $25.84          139,159        $24.65

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation

                                     AVIRON

                               DECEMBER 31, 1998

models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998: risk free interest rate of 5.94%, 6.80% and 4.85% respectively; volatility factors of the expected market price of the Company's common stock of
0.73 for 1996, 0.80 for 1997 and 0.80 for 1998; no expected dividends; and a weighted-average expected life of the option of 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for net loss per share information):

                                       1996        1997        1998
                                     --------    --------    --------
Pro forma net loss.................  $(17,595)   $(27,733)   $(64,883)
Pro forma net loss per share
  (basic)..........................  $  (1.95)   $  (2.03)   $  (4.13)

     Since SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

  Share Purchase Rights

     In October 1997, the Company's Board of Directors adopted a Share Purchase Rights Plan. The Share Purchase Rights Plan provides for the distribution of certain rights to acquire shares of the Company's Series A Junior Participating Preferred Stock, par value $0.001 (the "Rights") as a dividend for each share of Common Stock held of record as of October 23, 1997. The Rights are triggered and become exercisable upon the occurrence of either the (i) date of a public announcement of the acquisition of 20% or more beneficial ownership of the Company's Common Stock by a person or group (an "Acquiring Person"), or (ii) ten business days (or such later time as may be set by the Board of Directors) after a public announcement of a tender or exchange offer for 20% or more beneficial ownership of the Company's Common Stock by an Acquiring Person. If the Rights are triggered, each Right effectively provides its holder, the right to purchase shares of Common Stock at a 50% discount from the market price at that time, upon payment of an exercise price of $150 per Right.

                                     AVIRON

                               DECEMBER 31, 1998

  Reserved Shares

     As of December 31, 1998, the Company has reserved shares of common stock for future issuance as follows:

Options:
  Outstanding.............................................  1,714,535
  Available for grant.....................................  1,248,793
Employee Stock Purchase Plan..............................    278,487
Warrants..................................................     52,640
                                                            ---------
                                                            3,294,455
                                                            =========

10. INCOME TAXES

     As of December 31, 1998, the Company had a federal net operating loss carryforward of approximately $118,900,000. The Company also had federal research and development tax credit carryforwards of approximately $3,300,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2007 through 2018, if not utilized.

     Utilization of net operating losses and credits may be subject to a substantial annual limitation due to "ownership change" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):

                                                           1997        1998
                                                         --------    --------
Net operating loss carryforwards.......................  $ 23,000    $ 41,200
Capitalized research and development expenses..........     2,700       3,300
Research tax credits (expire 2007-2018)................     2,000       5,500
Other -- Net...........................................       500         600
                                                         --------    --------
Net deferred tax assets................................    28,200      50,600
Valuation allowance....................................   (28,200)    (50,600)
                                                         --------    --------
                                                         $     --    $     --
                                                         ========    ========

     Because of the Company's lack of earnings history, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $7,050,000, $12,300,000 and $22,400,000 in 1996, 1997
and 1998 respectively.

     Approximately $1,300,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

11. COMMITMENTS

     In August 1998, the Company announced the signing of a worldwide multiyear supply agreement with Becton Dickinson and Company ("Becton Dickinson"), in which Becton Dickinson will supply its AccuSpray(TM) non-invasive nasal spray delivery system for administration of FLUMIST(TM). The agreement requires the Company to advance a total of $2,000,000 to Becton Dickinson for facility expansion of plant capacity. As of December 31, 1998, $550,000 of this amount remained to be paid.

                                     AVIRON

                               DECEMBER 31, 1998

12. RELATED PARTY TRANSACTIONS

     In 1995, the Company made unsecured loans to members of senior management totaling $100,000 which bear interest at 7.75% and are due in April 2000. In 1997, the Company made two additional unsecured loans to members of senior management totaling $200,000, which bear interest at 7.75% and are due in February and July 2001, respectively. As of December 31, 1998, the unpaid balance was $141,000.

     A former officer of the Company is a shareholder in an investment advisory business which was paid a commission by the Company of approximately $115,000 and $11,000 during 1996 and 1997, respectively, all in connection with the Sang-A transaction. The former officer received no direct compensation from the transaction.

13. SUBSEQUENT EVENTS

     On January 12, 1999, the Company announced a worldwide collaboration for the marketing of FLUMIST(TM) with Wyeth Lederle Vaccines, a business unit of Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation ("Wyeth Lederle"). On March 15, 1999, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1996 regarding this collaboration.

     Under the agreement, Aviron is granting Wyeth Lederle exclusive worldwide rights to market FLUMIST(TM). Wyeth Lederle and Aviron will co-promote FLUMIST(TM) in the United States, while Wyeth Lederle will have the exclusive right to market the product outside the United States. In each case, Wyeth Lederle will hold the marketing rights for up to eleven years. The collaboration excludes Korea, Australia, New Zealand and certain South Pacific countries. The companies will collaborate on the regulatory, clinical, and marketing programs for the product.

     As consideration under the agreement, the Company received a cash payment of $15 million for the initial license, and will receive $15 million upon acceptance for filing with the U.S. Food and Drug Administration (FDA), and $20 million upon FDA marketing approval for FLUMIST(TM). Compensation for achieving additional development and regulatory milestones is included in the agreement terms. The granting of certain rights under the license would trigger additional payments in excess of $40 million to the Company. Consideration for the license also includes a commitment to provide up to $40 million in future financing to the Company from Wyeth-Ayerst Laboratories, a portion of which is contingent upon regulatory approval of the product, with the remaining amount to come from participation in the Company's future securities offerings. The potential value for the license fees, milestones and financing support that the Company could receive under the collaboration exceeds $400 million. In addition to the payments mentioned above, the Company anticipates that it will earn product revenues from Wyeth Lederle, in the form of product transfer payments and royalties, which increase at higher sales levels. The Company will incur expenses to supply and co-promote the product.

     On February 5, 1999, the Company leased a 69,000 square foot building in Santa Clara, California. The lease will terminate in the year 2019. Monthly rent is approximately $161,800. The facility will provide additional manufacturing, laboratory, pilot plant and office space.

                                 EXHIBIT INDEX

 ITEM                             DESCRIPTION
-------                           -----------
   3.1    Bylaws of the Registrant(2).
   3.2    Restated Certificate of Incorporation of the Registrant.(2)
   4.1    Reference is made to Exhibits 3.1 and 3.2.
   4.2    Specimen Stock Certificate(1).
   4.3    Warrant for Series A Preferred Stock, issued to The Mount
          Sinai School of Medicine of the City of New York(1).
   4.4    Warrant for Series A Preferred Stock, issued to The Mount
          Sinai School of Medicine of the City of New York(1).
   4.5    Warrant for Series A Preferred Stock, issued to The Mount
          Sinai School of Medicine of the City of New York(1).
   4.6    Warrant or Series A Preferred Stock, issued to The Mount
          Sinai School of Medicine of the City of New York(1).
   4.7    Warrant for Series C Preferred Stock, issued to Raymond,
          James & Associates(1).
   4.8    Investors Rights Agreement, dated July 18, 1995, among the
          Registrant and the investors named therein(1).
   4.9    Common Stock Purchase Agreement between the Registrant and
          Biotech Target, S.A., dated as of March 27, 1997(3).
   4.10   Rights Agreement between the Registrant and BankBoston,
          N.A., dated as of October 8, 1997(5).
 +10.1    License Agreement between the Registrant and ARCH
          Development Corporation, dated July 1, 1992(1).
 +10.2    Technology Transfer Agreement between the Registrant and The
          Mount Sinai School of Medicine of the City University of New
          York, dated February 9, 1993(1).
 +10.3    Materials Transfer and Intellectual Property Agreement
          between the Registrant and the Regents of the University of
          Michigan, dated February 24, 1995(1).
  10.4    Stock Transfer Agreement between the Registrant and the
          Regents of the University of Michigan, dated February 24,
          1995(1).
 +10.5    Development and License Agreement between the Registrant and
          Sang-A Pharm. Co., Ltd., dated May 3, 1995(1).
 +10.6    Cooperative Research and Development Agreement between the
          Registrant and the National Institutes of Health, dated May
          30, 1995(1).
 +10.7    Heads of Agreement between the Registrant and SmithKline
          Beecham Biologicals S.A., dated October 8, 1995(1).
 +10.8    Manufacturing and Development Agreement between the
          Registrant and Evans Medical Limited, dated November 7,
          1995(1).
 *10.9    1996 Equity Incentive Plan(1).
 *10.10   1996 Non-Employee Directors' Stock Option Plan(1).
 *10.11   1996 Employee Stock Purchase Plan(1).
  10.12   Industrial lease between the Registrant and the Vanni
          Business Park General Partnership, dated August 29, 1995(1).
 +10.13   First Amendment to License Agreement between the Registrant and ARCH Development Corporation dated March 15, 1996(1).

 ITEM                             DESCRIPTION
-------                           -----------
 +10.14   Biological Materials License Agreement between the
          Registrant and the National Institutes of Health, dated May
          31, 1996(1).
 +10.15   Contract Manufacture Agreement between the Registrant and
          Evans Medical Limited, dated as of April 16, 1997(4).
 +10.16   Production Agreement between the Registrant and Packaging
          Coordinators, Inc., dated as of October 31, 1997(6).
  10.17   Facility Reservation Agreement between the Registrant and
          Packaging Coordinators, Inc., dated as of October 31,
          1997(6).
 +10.18   Influenza Vaccine Collaboration and License Distributor
          Agreement between the Registrant and CSL Limited, dated June
          19, 1998(7).
 +10.19   Supply Agreement between the Registrant and Becton Dickinson and Company dated July 1, 1998(8).
++10.20   United States License and Co-Promotion Agreement between the
          Registrant and Wyeth Lederle Vaccines dated January 11,
          1999.
++10.21   International FLUMIST(TM) License Agreement between the
          Registrant and Wyeth Lederle Vaccines dated January 11,
          1999.
++10.22   FLUMIST(TM) Supply Agreement between the Registrant and
          Wyeth Lederle Vaccines dated January 11, 1999.
++10.23   Credit Agreement between the Registrant and American Home
          Products Corporation dated January 11, 1999.
  23.1    Consent of Ernst & Young LLP, Independent Auditors.
  24.1    Power of Attorney. See Signature Page.
  27.1    Financial Data Schedule.

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

(7) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20815, filed August 14, 1998.

(8) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-20815, filed November 16, 1998.