Form 10-Q
period 1999-03-31
AVIRON
filed 1999-05-13
CIK 949173

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

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

                              Yes [X]      No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock $.001 par value               15,768,680 shares
  ----------------------------          ----------------------------
           (Class)                      (Outstanding at May 7, 1999)

                                     AVIRON

                                TABLE OF CONTENTS

                                                                  PAGE NUMBER
                                                                  -----------
PART I.     FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS AND NOTES (UNAUDITED).

            Condensed Balance Sheets as of March 31, 1999
            and December 31, 1998                                      3

            Condensed Statements of Operations for the three-
            month periods ended March 31, 1999 and 1998                4

            Condensed Statements of Cash Flows for the three-
            month periods ended March 31, 1999 and 1998                5

            Notes to Condensed Financial Statements                    6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.
                                                                       8

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                               17

PART II.    OTHER INFORMATION                                         18

   ITEM 1.  LEGAL PROCEEDINGS.                                        18

   ITEM 2.  CHANGES IN SECURITIES.                                    18

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                          18

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.      18

   ITEM 5.  OTHER INFORMATION.                                        18

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                         18

SIGNATURES                                                            19

EXHIBIT INDEX                                                         20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     AVIRON
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            MARCH 31,       DECEMBER 31,
                                                              1999             1998
                                                              ----             ----
                                                           (UNAUDITED)       (NOTE 1)
                        ASSETS
Current Assets:
  Cash and cash equivalents .........................       $  38,428        $  28,164
  Short-term investments ............................          50,826           60,692
  Prepaid expenses and other current assets .........           1,387            1,303
                                                            ---------        ---------
    Total current assets ............................          90,641           90,159
Long-term investments ...............................           3,911            6,002
Property and equipment, net .........................          19,172           18,521
Deposits and other assets ...........................           7,020            6,303
                                                            ---------        ---------
TOTAL ASSETS ........................................       $ 120,744        $ 120,985
                                                            =========        =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..................................       $   3,011        $   2,792
  Accrued compensation ..............................             704              804
  Accrued clinical trial costs ......................             726              757
  Accrued interest ..................................           2,859            1,445
  Accrued expenses and other liabilities ............           4,086            4,584
  Current portion of capital lease obligations ......             361              408
                                                            ---------        ---------
    Total current liabilities .......................          11,747           10,790
Deferred rent .......................................           1,378            1,116
Capital lease obligations, noncurrent ...............              66              113
Convertible debt ....................................         100,000          100,000
                                                            ---------        ---------
Total liabilities ...................................         113,191          112,019
                                                            ---------        ---------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized, issuable in series; none outstanding
    at March 31, 1999 and December 31, 1998 .........              --               --
  Common stock, $0.001 par value; 30,000,000
    shares authorized; 15,765,240 and 15,723,343
    shares issued and outstanding at March 31, 1999
    and December 31, 1998, respectively .............              16               16
  Additional paid-in capital ........................         130,635          130,524
  Notes receivable from stockholders ................             (83)             (83)
  Deferred compensation .............................            (193)            (237)
  Accumulated deficit ...............................        (122,822)        (121,254)
                                                            ---------        ---------
Total stockholders' equity ..........................           7,553            8,966
                                                            ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........       $ 120,744        $ 120,985
                                                            =========        =========



                             See accompanying notes.

                                            AVIRON
                              CONDENSED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                 --------------------------------
                                                     1999                1998
                                                 ------------        ------------
TOTAL REVENUES:
   Contract revenues and grants ..........       $     15,531        $        253
                                                 ------------        ------------

OPERATING EXPENSES:

  Research and development ...............             14,005               9,783
  General, administrative and marketing ..              2,682               2,061
                                                 ------------        ------------

TOTAL OPERATING EXPENSE ..................             16,687              11,844
                                                 ------------        ------------

LOSS FROM OPERATIONS .....................             (1,156)            (11,591)
                                                 ------------        ------------

OTHER INCOME/(EXPENSE):
  Interest income ........................              1,211                 953
  Interest expense .......................             (1,574)                (43)
                                                 ------------        ------------

TOTAL OTHER INCOME (EXPENSE), net ........               (363)                910
                                                 ------------        ------------

NET LOSS .................................       $     (1,519)       $    (10,681)
                                                 ============        ============

Basic and diluted net loss per share .....       $      (0.10)       $      (0.67)
                                                 ============        ============

Shares used in computing basic and
  diluted net loss per share .............         15,702,871          16,003,786



                             See accompanying notes.

                                     AVIRON
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ------------------------
                                                               1999            1998
                                                             --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .............................................       $ (1,519)       $(10,681)

Adjustment to reconcile net loss to net cash used
  in operating activities:
       Depreciation and amortization .................          1,107             354
       Amortization of convertible debt offering costs            141              --
       Amortization of deferred compensation .........             44             119

Changes in assets and liabilities:
       Prepaid expenses and other current assets .....            (84)           (215)
       Deposits and other assets .....................           (858)             --
       Accounts payable ..............................           (731)           (395)
       Accrued expenses and other liabilities ........          1,735          (2,653)
       Deferred rent .................................            262             132
                                                             --------        --------

Net cash provided by (used in) operating activities ..             97         (13,339)
                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments ......................         (8,168)         (1,764)
       Maturities of investments .....................         20,076          13,036
       Expenditures for property and equipment .......         (1,758)         (5,635)
                                                             --------        --------

Net cash provided by investing activities ............         10,150           5,637
                                                             --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital lease obligation             (94)           (140)
       Proceeds from convertible debt offering .......             --          96,000
       Repurchase of Common Stock ....................             --         (13,337)
       Proceeds from issuance of Common stock, net ...            111             164
                                                             --------        --------

Net cash provided by financing activities ............             17          82,687
                                                             --------        --------

Net increase in cash and cash equivalents ............         10,264          74,985

Cash and cash equivalents at beginning of period .....         28,164          15,239
                                                             --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........       $ 38,428        $ 90,224
                                                             ========        ========



                             See accompanying notes.

                                     AVIRON
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1. Summary of Significant Accounting Policies

   Basis of Presentation

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

   The financial information as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron (the Company) considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 1998 is derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

   Comprehensive Income (Loss)

   Comprehensive income (loss) is not presented separately as it approximates the net loss presented in the statement of operations for the three months ended March 31, 1998 and 1999.

2. Net Loss Per Share

   The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings per share, if more dilutive, for all periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share has not been presented separately as, given the Company's net loss position, the result would be anti-dilutive.

3. New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is required to be adopted for the year ending December 31, 2000. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on the results of operations or the financial position of the Company.

   As of January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires companies to capitalize certain qualifying computer software costs, which are incurred during the application development stage, and amortize them over the software's estimated useful life. Management does not expect the adoption of SOP 98-1 will have a significant effect on the results of operations or the financial position of the Company.

4. Collaboration Agreement

   On January 12, 1999, the Company announced a worldwide collaboration for the marketing of FluMist(TM), the Company's live cold-adapted influenza virus vaccine, with Wyeth Lederle Vaccines, a business unit of Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation (Wyeth Lederle). On March 15,

1999, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1996 regarding this collaboration.

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

   As consideration under the agreement, the Company received a cash payment of $15 million for the initial license that was recognized as revenue during the quarter ended March 31, 1999. In addition, the Company will receive $15 million upon acceptance for filing with the U.S. Food and Drug Administration (FDA), and $20 million upon FDA marketing approval for FluMist(TM). Compensation for achieving additional development and regulatory milestones is included in the agreement terms. The granting of certain rights under the license would trigger additional payments in excess of $140 million to the Company. Consideration for the license also includes a commitment to provide up to $40 million in future financing to the Company from Wyeth-Ayerst Laboratories, a portion of which is contingent upon regulatory approval of the product, with the remaining amount to come from participation in the Company's future securities offerings. The potential value for the license fees, milestones and financing support that the Company could receive under the collaboration exceeds $400 million. In addition to the payments mentioned above, the Company anticipates that it will earn product revenues from Wyeth Lederle, in the form of product transfer payments and royalties, which increase at higher sales levels. The Company will incur expenses to supply and co-promote the product.

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

OVERVIEW

   Since its inception in April 1992, Aviron has devoted substantially all of its resources to its research and development programs. To date, Aviron has not generated any revenues from the sale of products and does not expect to generate any such revenues until 2000 at the earliest. Aviron has incurred cumulative net losses of approximately $122.8 million as of March 31, 1999, and it expects to incur substantial operating losses over at least the next few years. Aviron has financed its operations through proceeds from private placements of preferred stock, two public offerings and a private placement of Common Stock, a private placement of convertible subordinated notes, revenue from its collaborative agreements, equipment lease financings and investment income earned on cash, cash equivalent balances and marketable securities.

   On June 30, 1998 Aviron submitted its first Product License Application/Establishment License Application (PLA/ELA) to the U.S. Food and Drug Administration (FDA) for FluMist(TM). On August 31, 1998 the Company announced that it had received notice from the FDA that its submission was not accepted for filing due to lack of data on manufacturing validation and stability. The Company intends to resubmit its applications for U.S. licensure for FluMist(TM) to prevent influenza and its complications in children and adults in the summer or fall of 1999. The resubmission will be in the form of a Biological License Application (BLA) in accordance with current FDA requirements.

   The Company expects its research and development expenditures to increase substantially over the next several years as the Company expands its research and development efforts, preclinical testing and clinical trials with respect to certain of its programs, and manufacturing activities principally in regard to FluMist(TM). In addition, general, administrative and marketing expenses are expected to continue to increase as the Company expands its operations and prepares for the potential commercial launch of FluMist(TM).

   The Company announced in late 1998 positive preliminary results of a Phase 2 clinical trial for a live intranasal vaccine for Parainfluenza Virus Type 3 (PIV-3) to protect against croup. The Company intends to continue preparation for further clinical trials for PIV-3. The Company also is developing a subunit vaccine for Epstein-Barr Virus (EBV) to protect against infectious mononucleosis in collaboration with SmithKline Beecham Biologicals, S.A. (SmithKline Beecham). A Phase 1 clinical trial of this vaccine is being completed. In addition, the Company expects to begin a clinical trial in the second half of 1999 for a vaccine candidate for Cytomegalovirus (CMV) with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institute of Health
(NIH). Aviron is also using its proprietary Rational Vaccine Design technologies to develop vaccine candidates for diseases caused by Herpes Simplex Virus Type 2 (HSV-2) and Respiratory Syncytial Virus (RSV).

Influenza Clinical Trials

   The Company has conducted and continues to conduct clinical trials to evaluate safety and efficacy of its live cold-adapted influenza vaccine, FluMist(TM), a trivalent vaccine. To date, the Company has tested FluMist(TM) in over 11,000 children and adults. While the Company believes that it can use previous trial data from others, including NIH and Wyeth-Ayerst Laboratories, a division of American Home Products (Wyeth), to support its regulatory filings, the Company's use of the previous data to establish safety and efficacy of its proposed vaccine is limited because very few of the clinical trials involved a trivalent vaccine delivered through a nasal spray device. The Company's clinical trials relate to the safety and efficacy of the trivalent formulation as well as the safety of its intranasal spray delivery method. The Company enrolled a total of 647 patients in Phase 1 / Phase 2 clinical trials; 92 patients in a challenge efficacy study in adults, in collaboration with the NIH; 1,602 children in Year 1 of the Phase 3 pediatric protective efficacy trial, approximately 85 percent of whom have returned for Year 2 of the trial; and 5,758 adults and children in five additional safety studies and in a healthy working adult effectiveness trial. The Company has received limited data on the efficacy of FluMist(TM) against culture-confirmed influenza from clinical trials in healthy adults. There can be no assurance that data from such trials, in addition to prior trials, will be sufficient to support the FDA approval in healthy adults. The Company's clinical trials are being designed to support the planned BLA submission in the summer or fall of 1999 seeking approval of FluMist(TM) in several target populations. The estimated timing of submission of this BLA and potential commercialization of FluMist(TM) are forward-looking statements subject to risks and uncertainties, and there can be no assurance that such filing or such approval will not be delayed materially or that such commercialization will occur as a result of certain factors, including those set forth in "Uncertainties Related to Clinical Trials," "-- Uncertainties Related to Early Stage of Development; Technological Uncertainty" in the "Business Risks" section of the Company's Annual Report on Form 10-K.

Phase 3 Clinical Trials in Children

The Company has completed a two-year pivotal Phase 3 clinical trial to evaluate one-and two-dose regimens in children. The Company's clinical trial data suggest that a repeat or booster dose may be required in young children without previous exposure to influenza or influenza vaccines. Two doses of the inactivated injectable influenza vaccine are recommended annually for young children receiving influenza prophylaxis for the first time. The Company enrolled 1,602 children at 10 clinical sites in the pivotal Phase 3 clinical trial, of which 1,314 were vaccinated with a second dose 46 to 74 days after initial vaccination. The primary endpoint of the first stage of the study was defined as protection of children from culture-confirmed influenza during naturally occurring epidemics of influenza.

   The data were unblinded in July 1997 following a single year of patient accrual due to the adequate incidence of influenza in the study population. The Company and NIAID announced that, based on an initial analysis of the first year of the Phase 3 trial, FluMist(TM) demonstrated a 93 percent protection rate against culture-confirmed influenza in those children receiving two doses, the primary endpoint of the study. Only 1 percent of children receiving two doses experienced culture-confirmed influenza, compared to 18 percent of those receiving the placebo. These results were statistically significant. No serious adverse events attributable to FluMist(TM) were seen in any subjects to whom FluMist(TM) was administered. There were no statistically significant differences in other side effects between FluMist(TM) and placebo recipients, except for a somewhat increased incidence of transient runny nose, mild fever and decreased activity following immunization in children receiving FluMist(TM). The investigators described these transient side effects as comparable to or milder than those observed following many other childhood immunizations.

   The clinical investigators presented the initial findings of this trial at a scientific conference in the fall of 1997 and, in May 1998, data from the first year of this trial of FluMist(TM) were published in The New England Journal of Medicine. In the randomized, placebo-controlled study, results show that only 14 of the 1,070 children vaccinated with FluMist(TM) experienced culture-confirmed influenza, while 95 of the 532 placebo recipients experienced culture-confirmed influenza. Of the children who received FluMist(TM), only one child developed influenza-associated otitis media (ear infection), while 20 of the placebo recipients developed influenza-associated ear infections. Throughout the entire cough, cold and flu season, 1,070 children vaccinated with FluMist(TM) experienced 30 percent fewer ear infections with fever than children who received placebo and a 35 percent reduction in related antibiotic use for ear infections with fever.

   The children who participated in the first year of this study were invited back to participate for a second year of the trial during the 1997-98 flu season, and they were vaccinated with either a single dose of FluMist(TM) or a placebo spray. In September 1998, the results of Year 2 of the Phase 3 efficacy trial of FluMist(TM) in children, conducted in collaboration with NIAID, were presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). The study showed that FluMist(TM) provided 100 percent protection against culture-confirmed influenza strains included in the 1997 - 98 flu vaccine, and 86 percent protection against A/Sydney, an unexpected variant which was the predominant strain of influenza circulating during the 1997-98 flu season. Overall, FluMist(TM) provided 87 percent protection against all culture-confirmed influenza. In the 1,358 participants, there were five cases of influenza due to influenza strains included in the vaccine and 66 cases caused by A/Sydney. Only two percent of children vaccinated with FluMist(TM) (15 out of 917) experienced culture-confirmed influenza, all of which was attributable to the A/Sydney strain, while 13 percent of the placebo recipients (56 out of 441) experienced culture-confirmed influenza. The difference between these two influenza attack rates is used to calculate the overall protection rate of 87 percent.

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

   The Company began a large scale clinical trial in August 1998 to assess the impact of community-wide influenza immunization. The three-year trial, taking place in Temple, Texas, is expected to enroll up to 15,000 children and is funded by a $3 million grant from the NIAID awarded to the Baylor College of Medicine. The trial will evaluate the impact of vaccinating pre-school and school-age children with FluMist(TM) on the incidence of doctor visits for flu-related illness.

   On December 10, 1998, the Company reported on a meeting with the U.S. Food and Drug Administration Center for Biologics Evaluation and Research (CBER) regarding plans for submission of the Company's license applications for FluMist(TM). Requirements for completion of the submission include data on manufacturing validation and stability. In addition, the Company is conducting a bridging study in children designed to evaluate clinical comparability of vaccine blended and filled at the Company's new Pennsylvania facility as compared to vaccine used in earlier clinical trials. This 225-person trial is fully enrolled and underway in Australia in collaboration with CSL Limited, the Company's Australian marketing partner for FluMist(TM). The Company will include safety, tolerability and immunogenicity data from this clinical study in its licensing applications for FluMist(TM). The Company's goal is to submit its application in the summer or fall of 1999.

Clinical Trials in Healthy Adults

   FluMist(TM) has been tested in a double-blind, placebo-controlled challenge efficacy study at two Vaccine Treatment Evaluation Units (VTEUs) involving 92 healthy young adults. Subjects were randomized to receive either FluMist(TM), the inactivated injectable vaccine or placebo. There were no serious adverse events attributable to FluMist(TM) seen in any subjects, and there were no statistically significant differences in the occurrence of any potential reactions assessed in the study between either vaccine or placebo. Following vaccination and subsequent intranasal administration of the wild-type challenge virus, the incidence of laboratory-documented influenza, a prospectively defined primary endpoint of the trial, was 7 percent in subjects vaccinated with FluMist(TM), 13 percent in subjects vaccinated with the inactivated injectable influenza vaccine and 45 percent in subjects who received placebo. The reduction in laboratory-documented influenza compared to placebo was statistically significant for FluMist(TM) and the inactivated vaccine. These data have not been peer reviewed. No assurance can be given that the conclusions drawn from this analysis will not change as a result of further study by the Company or during the peer review process.

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

   Study results show FluMist(TM) recipients had reductions in the occurrence of illness by multiple definitions measured in the study including severe influenza-like illness (18 percent less) and febrile upper respiratory tract illness (23 percent less). The number of days of illness was also reduced in FluMist(TM) recipients by 23 to 28 percent, depending on the specific illness definitions. The prospectively determined primary endpoint was occurrence of illness using the broadest definition, which was reduced in FluMist(TM) recipients by 9.8 percent, which did not reach statistical significance.

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

Clinical Trials in High-Risk Adults

   The Company has completed a clinical trial for safety in 200 elderly high-risk adults for the use of FluMist(TM) for co-administration with the currently available injectable vaccine. The Company intends to use this data to support a label claim for safety for such co-administration in high-risk adults, including the elderly. As this trial was not designed to generate efficacy data on use of FluMist(TM) in high-risk adults, there can be no assurance that data from this trial, combined with data from the Company's other clinical trials and prior trials, will be sufficient to support FDA approval of an indication or claim for use of FluMist(TM) in high-risk adults even if the FDA were satisfied with the safety data submitted. Early in the fourth quarter of 1998, the Cooperative Studies program of the Department of Veterans Affairs Office of Research and Development began a one-year trial to evaluate the potential additional benefit of co-administration of FluMist(TM) with the flu shot, compared to the flu shot alone, in high-risk patients with chronic lung disease, or chronic obstructive pulmonary disease and emphysema. This study involves over 2,000 volunteers at 20 participating VA Medical Centers in the United States.

Clinical Trials for Manufacturing Consistency and Process

   In February 1998, the Company reported positive results from a manufacturing consistency lot trial of bulk vaccine manufactured, blended, and filled into sprayers at Medeva Pharma Limited (Medeva Pharma), formerly Evans Medical Limited, a subsidiary of Medeva PLC. The Company conducted a randomized, double-blind, placebo-controlled trial in 500 children, designed to evaluate the safety and immunogenicity of three new manufacturing lots of FluMist(TM). The children were vaccinated between April and September 1997. Analysis of patient diary cards and antibody responses following two doses of FluMist(TM) showed consistent safety and immunogenicity for the different lots according to the pre-defined endpoints.

   On June 30, 1998, the Company submitted a PLA/ELA for FluMist(TM) to the
FDA. On August 31, 1998, Aviron reported that it had received notice that its license applications were not accepted for filing. Requirements for resubmission include additional data in the areas of manufacturing validation and stability. The Company is conducting a bridging study designed to evaluate clinical equivalence of vaccine blended and filled at the Company's facility at Packaging Coordinators, Inc., a division of Cardinal Health, Inc. (PCI) compared to vaccine used in earlier clinical trials. This 225-person trial is in progress in Australia in collaboration with CSL Limited, the Company's Australian marketing partner for FluMist(TM). The Company will include safety and immunogenicity data from this clinical study in its licensing applications for FluMist(TM). There can be no assurance that the FDA will find these data sufficient to demonstrate consistency of manufacture.

Partnering Agreements

   The Company has entered into several development and marketing agreements with respect to its products. In June 1998, the Company announced the signing of an agreement with CSL Limited to develop, sell and distribute FluMist(TM) in Australia, New Zealand and certain countries in the South Pacific region. Under the agreement, CSL Limited and Aviron will jointly carry out additional trials in Australia for FluMist(TM). In January 1999, the Company announced a worldwide collaboration for the marketing of FluMist(TM) with Wyeth Lederle Vaccines, a business unit of Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation (Wyeth Lederle), under which Wyeth Lederle and the Company will co-promote FluMist(TM) in the United States, while Wyeth Lederle will have the exclusive right to market the product outside the United States, except for Korea, Australia, New Zealand and certain countries in the South Pacific region. Wyeth Lederle and the Company will collaborate on the regulatory, clinical and marketing programs for FluMist(TM). Expenses associated with these agreements are expected to increase as the Company continues preclinical testing and clinical trials and prepares for the potential commercial launch of FluMist(TM). No assurance can be given, however, that the Company will receive any future payments from CSL Limited or Wyeth Lederle.

   In October 1995, the Company signed an agreement with SmithKline Beecham defining a collaboration on the Company's EBV vaccine technology. Under the terms of this agreement, the Company granted SmithKline Beecham an exclusive license to produce, use and sell non-live EBV vaccines incorporating the Company's technology for prophylactic and therapeutic uses on a worldwide basis, except in Korea. The Company retained U.S. co-marketing rights to a monovalent EBV vaccine formulation which will be supplied by SmithKline Beecham. The Company is entitled to royalties from SmithKline Beecham based on net sales of the non-live EBV vaccine. No assurance can be given, however, that the Company will receive any future payments from SmithKline Beecham or that SmithKline Beecham will not terminate this agreement.

   In May 1995, the Company entered into a Development and License Agreement with Sang-A Pharm. Co., Ltd (Sang-A). The Company granted to Sang-A certain exclusive clinical development and marketing rights in Korea for specified products developed by the Company, including vaccines for influenza (cold-adapted and recombinant), EBV, CMV, HSV-2 and RSV on meeting certain conditions. However, the Company is under no obligation to develop any product. Sang-A also will make payments to the Company upon Sang-A's meeting certain regulatory milestones for each product in Korea and will pay a royalty to the Company on net sales of such products in South and North Korea. No assurance can be given, however, that the Company will receive any future payments from Sang-A or that Sang-A will not terminate its agreement with the Company.

   In January 1997, Sang-A declared bankruptcy. The Company is unable to predict what, if any, long-term effect the bankruptcy will have on Sang-A and on the Company's agreement with Sang-A. In March 1998, the Company repurchased 530,831 shares of its Common Stock from Sang-A at a price of $25.13 per share.

Manufacturing Facilities

   In April 1997, the Company entered into an agreement with Medeva Pharma for the commercial manufacture of FluMist(TM) through December 2001. The Company and Medeva Pharma are discussing a potential agreement that would provide for commercial supplies of bulk vaccine beyond 2001; however, there can be no assurance that such an agreement will be reached. In October 1997, the Company entered into an agreement with PCI for the blending, filling, labeling and packaging of FluMist(TM) in the United States until October 2004. In 1998, Aviron and PCI opened a 34,000-square-foot manufacturing suite in Philadelphia, Pennsylvania at PCI's site, in which PCI has blended, filled and packaged doses of FluMist(TM) for use in 1998 - 99 clinical trials. If regulatory approval is received, the PCI facility is expected to be used for blending, filling, packaging, labeling and storage of FluMist(TM). The agreements with Medeva Pharma and PCI have required the Company to fund the construction of facilities, improvements, and equipment and will continue to require the Company to incur expenses for the duration of the agreements for facility space, utilities and insurance.

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

Research Grants

   In July 1998, the Company received notice from the NIAID of a Small Business Innovation Research (SBIR) grant to support development of its live attenuated vaccine for the prevention of disease caused by CMV. The $750,000 grant is the second that Aviron has received for research on CMV. In September 1998, the total grant amount was increased by an additional $200,000 to $950,000. A portion of the award has been used to produce recombinant CMV vaccine candidates for human testing. The remainder of the award will be used to determine the safety and immunogenicity of these vaccine candidates in a Phase 1 clinical trial in collaboration with the NIAID Vaccine Treatment and Evaluation Unit network. No assurance can be given, however, that the Company will receive any future grants to support its research or that such research will result in commercially viable products.

Business Risks

   The Company's business is subject to significant risks, including but not limited to the risks inherent in its research and development efforts, including preclinical testing and clinical trials; uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others; the lengthy, expensive and uncertain process of seeking regulatory approvals; uncertainties regarding government reforms and product pricing and reimbursement levels; technological change and competition; manufacturing uncertainties and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be found unsafe or ineffective during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

   Revenues

   The Company earned $15.5 million in revenue for the three months ended March 31, 1999, compared to $253,000 for the three months ended March 31, 1998. The 1999 revenues were comprised principally of a non-refundable initial payment in the amount of $15.0 million from Wyeth Lederle under the FluMist(TM) collaboration agreement, combined with other revenues from other contracts and research grants. The 1998 revenue came from both a grant payment from the NIH for research on the Company's CMV vaccine and from payments made for contract services rendered to other biotechnology companies.

   Operating Expenses

   Research and development expenses increased to $14.0 million in the three months ended March 31, 1999 from $9.8 million for the three months ended March 31, 1998. The increase was due primarily to an increase in development activities depreciation and other expenses associated with the documentation, validation, and test production at manufacturing facilities associated with FluMist(TM). The Company expects these expenses to increase in 1999 as development and manufacturing activities expand in preparation for potential commercialization of FluMist(TM). These expenses are expected to increase in the future in continued support of these activities.

   General, administrative and marketing expenses increased to $2.7 million in the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998. This increase was due to additional staffing, legal and other infrastructure costs necessary to support the development of FluMist(TM) and other products. These expenses are expected to increase in the future in continued support of these activities.

   Net Interest Income

   Net interest income decreased to a net expense of $363,000 in the three months ended March 31, 1999, as compared to net interest income of $910,000 for the three months ended March 31, 1998. The decrease in net interest primarily reflects the interest expense related to the Company's private placement of convertible subordinated notes in March 1998, which expense is partially offset by interest income on higher average balances of cash, cash equivalents, and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had cash, cash equivalents and marketable securities at March 31, 1999 of approximately $93.2 million. In order to preserve principal and maintain liquidity, the Company's funds are invested in United States Treasury and agency obligations, highly rated corporate obligations and other liquid investments.

   The Company has financed its operations since inception primarily through private placements of Preferred Stock from 1992 to 1995, an initial public offering of Common Stock in November 1996, a private sale of Common Stock in March 1997, a second public offering of Common Stock in August 1997, and a private placement of convertible subordinated notes in March 1998. Through March 31, 1999, the Company had raised approximately $236.3 million from such activities net of offering expenses. For the first three months of 1999, $97,000 was provided from operations as compared with the first three months of 1998, during which period $13.3 million of cash was used in operations. The decrease in cash used in operating activities was primarily due to the receipt of the $15.0 million payment from Wyeth Lederle, which was partially offset by increases in operating expenses. The Company expects expenditures for research and development, clinical trials and general, administrative and marketing expenses to continue to increase in 1999 as the Company develops its products, expands its clinical trials and prepares for the potential commercial launch of FluMist(TM). Cash expended for capital additions and to repay lease financing arrangements amounted to approximately $1.9 million and $5.8 million for the first three months of 1999 and 1998, respectively. Capital expenditures decreased in 1999 primarily due to a decrease in the level of expenditures for facilities and equipment at the Medeva Pharma and PCI manufacturing plants. Capital expenditures are expected to increase during 1999, primarily in connection with the renovation, equipping and furnishing of the Santa Clara facility.

   The Company anticipates that its existing cash, cash equivalents and short-term investments, and revenues from existing collaborations will enable it to maintain its current and planned operations into 2000. The Company's future cash requirements will depend on numerous factors, including the time and costs involved in obtaining regulatory approvals; the ability to successfully launch FluMist(TM) in the United States during the 2000/2001 flu season; continued scientific progress in the research and development of the Company's technology and vaccine programs; the size and complexity of these programs; the ability of the Company to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; the cost of constructing manufacturing facilities, should they be deemed necessary; and product commercialization activities. In particular, if the Company were to construct and equip such a manufacturing facility during this period, the Company anticipates that it would likely begin to make substantial additional capital expenditures in 1999 and beyond, which may require the Company to seek additional funding. In addition, there can be no assurance that, should the Company require outside funding through additional debt or equity financings, such funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative agreements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, which could materially adversely affect the Company's business, financial condition and results of operations.

IMPACT OF "YEAR 2000"

   Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead, the so-called "Year 2000" problem (Y2K). If not corrected, those programs could cause date-related transaction failures.

   The Company is in the process of assessing exposure for Y2K related problems focusing on four potential areas of exposure -- internal information systems, facility support systems, scientific equipment, and the readiness of significant third parties with whom the Company has material business relationships.

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

SCIENTIFIC EQUIPMENT

   An inventory has been taken of the major pieces of scientific equipment. The Company is currently making inquiries of its internal staff and third-party vendors, including its suppliers of scientific equipment, to determine if Y2K problems exist which may affect the Company's research and development operations.

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

   External and internal costs specifically associated with modifying internal use software for Y2K compliance are expensed as incurred. To this point, these costs have not been material, and the Company does not expect such costs to be material in the future. There can be no assurance, however, that the Company's assessment of Y2K's potential impact will not change as we complete our assessment, or that Y2K will not ultimately cause a material disruption in the business of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk, including changes to interest rates and foreign currency exchange rates. The Company's exposure to such market risk has not changed substantially since December 31, 1998 and reference is made to the more detailed disclosures of market risk included in the Company's Annual Report on Form 10K for such period.

   Interest Rates -- The Company's investments and interest income are sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates primarily affect the market value of the Company's cash equivalents and investments. To mitigate market risk, the Company places its cash in investments that meet high credit standards, as specified in the Company's investment policy guidelines, and staggers the maturity of the investments to meet expected cash demands. The policy also limits the amount of credit exposure to any one issue, issuer, or type of investment and does not permit derivative financial instruments in its investment portfolio. As a result, the Company does not expect any material loss with respect to its investment portfolio.

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

                                     AVIRON

PART II.    OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.

            None

   ITEM 2.  CHANGES IN SECURITIES.

            None

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            None

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

   ITEM 5.  OTHER INFORMATION.

            None

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  EXHIBITS

                 ITEM           DESCRIPTION
                 ----           -----------
                 ++10.24        Letter Amendment to the Materials Transfer and
                                Intellectual Property Agreement between the
                                Registrant and the Regents of the University of
                                Michigan dated February 24, 1999.

                   27.1         Financial Data Schedules.

                ----------
                ++ Confidential treatment has been requested for portions of this exhibit.

            (b)  REPORTS ON FORM 8-K

            None

                                     AVIRON

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       AVIRON


Date:  May 13, 1999                    By: /s/ J. Leighton Read, M.D.
       --------------------                ------------------------------------
                                           J. Leighton Read, M.D.
                                           Chairman and
                                           Chief Executive Officer

Date:  May 13, 1999                    By: /s/ Fred Kurland
       --------------------               -------------------------------------
                                           Fred Kurland
                                           Senior Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


NO. OF EXHIBIT      DESCRIPTION
--------------      -----------
   ++10.24          Letter Amendment to the Materials Transfer and Intellectual
                    Property Agreement between the Registrant and the Regents of the University of Michigan dated February 24, 1999.

     27.1           Financial Data Schedules.

----------

++  Confidential treatment has been requested for portions of this exhibit.