Form 10-Q
period 1999-06-30
AVIRON
filed 1999-08-13
CIK 949173

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

                           Yes   [X]    No    [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock $.001 par value              15,820,855 shares
    ----------------------------              -----------------
               (Class)                  (Outstanding at August 9, 1999)

                                     AVIRON

                                TABLE OF CONTENTS



                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

              Condensed Balance Sheets as of June 30, 1999
              and December 31, 1998                                                        3

              Condensed Statements of Operations for the three-
              and six-month periods ended June 30, 1999 and 1998                           4

              Condensed Statements of Cash Flows for the six-
              month periods ended June 30, 1999 and 1998                                   5

              Notes to Condensed Financial Statements                                      6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                    9

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  18

PART II.      OTHER INFORMATION                                                           19

ITEM 1.       LEGAL PROCEEDINGS                                                           19

ITEM 2.       CHANGES IN SECURITIES                                                       19

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                             19

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         19

ITEM 5.       OTHER INFORMATION                                                           20

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                            20

              SIGNATURES                                                                  21

              EXHIBIT INDEX                                                               22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                     AVIRON
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                              JUNE 30,        DECEMBER 31,
                                                                               1999               1998
                                                                            ---------         ------------
                                                                           (UNAUDITED)          (NOTE 1)
                                     ASSETS
Current Assets:
  Cash and cash equivalents .......................................         $  16,196          $  28,164
  Short-term investments ..........................................            46,356             60,692
  Accounts receivable .............................................             2,810                 75
  Inventory .......................................................               956                 --
  Prepaid expenses and other current assets .......................             1,012              1,228
                                                                            ---------          ---------
    Total current assets ..........................................            67,330             90,159
Long-term investments .............................................             8,514              6,002
Property and equipment, net .......................................            23,443             18,521
Deposits and other assets .........................................             7,010              6,303
                                                                            ---------          ---------

TOTAL ASSETS ......................................................         $ 106,297          $ 120,985
                                                                            =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ................................................         $   3,929          $   2,792
  Accrued compensation ............................................               694                804
  Accrued clinical trial costs ....................................               253                757
  Accrued interest ................................................             1,438              1,445
  Accrued expenses and other liabilities ..........................             5,391              4,584
  Current portion of capital lease obligations ....................               291                408
                                                                            ---------          ---------
    Total current liabilities .....................................            11,996             10,790
Deferred rent .....................................................             1,716              1,116
Capital lease obligations, noncurrent .............................                38                113
Convertible debt ..................................................           100,000            100,000
                                                                            ---------          ---------
Total liabilities .................................................           113,750            112,019
                                                                            ---------          ---------

Commitments and contingencies

Stockholders' Equity (Deficit):
  Preferred stock, $0.001 par value; 5.0 million shares authorized, issuable in series; none outstanding at June 30, 1999 and
    December 31, 1998 .............................................                --                 --
  Common stock, $0.001 par value; 30.0 million shares authorized,
    15.8 million and 15.7 million shares issued and outstanding at
    June 30, 1999 and December 31, 1998, respectively .............                16                 16
  Additional paid-in capital ......................................           130,890            130,524
  Notes receivable from stockholders ..............................               (83)               (83)
  Deferred compensation ...........................................              (161)              (237)
  Accumulated deficit .............................................          (138,115)          (121,254)
                                                                            ---------          ---------
Total stockholders' equity (deficit)...............................            (7,453)             8,966
                                                                            ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................         $ 106,297          $ 120,985
                                                                            =========          =========



                             See accompanying notes.

                                     AVIRON
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      ------------------------        ------------------------
                                                        1999            1998            1999            1998
                                                      --------        --------        --------        --------
REVENUES:
    Contract revenues and grants ............         $  2,944        $    134        $ 18,475        $    387
                                                      --------        --------        --------        --------

OPERATING EXPENSES:

  Research and development ..................           14,362          10,874          28,367          20,657
  General, administrative and marketing......            3,151           2,591           5,833           4,652
                                                      --------        --------        --------        --------

TOTAL OPERATING EXPENSES ....................           17,513          13,465          34,200          25,309
                                                      --------        --------        --------        --------

LOSS FROM OPERATIONS ........................          (14,569)        (13,331)        (15,725)        (24,922)
                                                      --------        --------        --------        --------

OTHER INCOME/(EXPENSE):
  Interest income ...........................            1,062           1,847           2,273           2,800
  Interest expense ..........................           (1,613)         (1,618)         (3,187)         (1,661)
                                                      --------        --------        --------        --------

TOTAL OTHER INCOME (EXPENSE), NET ...........             (551)            229            (914)          1,139
                                                      --------        --------        --------        --------

NET LOSS ....................................         $(15,120)       $(13,102)       $(16,639)       $(23,783)
                                                      ========        ========        ========        ========

Basic and diluted net loss per share ........         $  (0.96)       $  (0.84)       $  (1.06)       $  (1.51)
                                                      ========        ========        ========        ========

Shares used in computing basic and
diluted net loss per share ..................           15,749          15,571          15,726          15,787


                             See accompanying notes.

                                     AVIRON
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 -------------------------
                                                                                   1999            1998
                                                                                 --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .................................................................       $(16,639)       $(23,783)
Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .....................................          2,193           1,075
       Amortization of debt issuance costs ...............................            288             139
       Amortization of deferred compensation .............................             76             223

Changes in assets and liabilities:
       Accounts receivable ...............................................         (2,735)             --
       Inventory .........................................................           (956)             --
       Prepaid expenses and other current assets .........................            216            (114)
       Deposits and other assets .........................................           (995)            138
       Accounts payable ..................................................          1,137          (1,302)
       Accrued expenses and other liabilities ............................            186            (560)
       Deferred rent .....................................................            600             259
                                                                                 --------        --------

Net cash used in operating activities ....................................        (16,629)        (23,925)
                                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments ..........................................        (28,536)        (34,399)
       Maturities of investments .........................................         40,138          25,725
       Expenditures for property and equipment ...........................         (7,115)         (9,435)
                                                                                 --------        --------

Net cash provided by (used in) investing activities ......................          4,487         (18,109)
                                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital lease obligation ....................           (192)           (261)
       Proceeds from convertible debt offering, net ......................             --          96,000
       Repurchase of Common Stock ........................................             --         (13,337)
       Proceeds from issuance of Common stock, net: ......................            366             682
                                                                                 --------        --------

Net cash provided by financing activities ................................            174          83,084
                                                                                 --------        --------

Net increase (decrease) in cash and cash equivalents .....................        (11,968)         41,050

Cash and cash equivalents at beginning of period .........................         28,164          15,239
                                                                                 --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................       $ 16,196        $ 56,289
                                                                                 ========        ========


                             See accompanying notes.

                                     AVIRON
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)



1. Summary of Significant Accounting Policies

         Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

         The financial information as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron (the Company) considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 1998 is derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

         Accounts Receivable

         Accounts receivable is comprised principally of amounts receivable from partners in connection with reimbursement of certain expenses associated with the development and commercialization of FLUMIST(TM), the Company's live cold-adapted virus vaccine.

         Inventory

         Inventory is comprised principally of sprayer components that will be used in the manufacture of commercial batches of FLUMIST(TM) for sale. Inventory is valued at the lower of cost (FIFO) or market value.

         Comprehensive Income (Loss)

         Comprehensive income (loss) is not presented separately as it approximates the net loss presented in the statement of operations for the three-month and six-month periods ended June 30, 1999 and 1998.


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


3. New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), which is required to be adopted for the year ending December 31, 2001. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on the results of operations or the financial position of the Company.

         As of January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires companies to capitalize certain qualifying computer software costs, which are incurred during the application development stage, and amortize them over the software's estimated useful life. The adoption of SOP 98-1 did not have a significant effect on the results of operations or the financial position of the Company.


4. Collaboration Agreement

         On January 12, 1999, the Company announced a worldwide collaboration for the marketing of FLUMIST(TM) with Wyeth Lederle Vaccines, a business unit of Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation (Wyeth). On March 15, 1999, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1996 regarding this collaboration.

         Under the agreement, Aviron is granting Wyeth exclusive worldwide rights to market FLUMIST(TM). Wyeth and Aviron will co-promote FLUMIST(TM) in the United States, while Wyeth will have the exclusive right to market the product outside the United States. In each case, Wyeth will hold the marketing rights for up to eleven years. The collaboration excludes Korea, Australia, New Zealand and certain South Pacific countries. The companies will collaborate on the regulatory, clinical, and marketing programs for the product.

         As consideration under the agreement, the Company received a cash payment of $15 million for the initial license that was recognized as revenue during the quarter ended March 31, 1999. During the quarter ended June 30, 1999, the Company recorded $2.8 million of revenue in expense reimbursement from Wyeth for a portion of its clinical development and commercialization costs incurred during the period from March 15 through June 30, 1999.

         In addition, the Company will receive $15.5 million upon acceptance for filing with the U.S. Food and Drug Administration (FDA), and $20 million upon FDA marketing approval for FLUMIST(TM). Compensation for achieving additional development and regulatory milestones is included in the agreement terms. The granting of certain rights under the license would trigger additional payments in excess of $140 million to the Company. Consideration for the license also includes a commitment to provide up to $40 million in future financing to the Company from Wyeth, a portion of which is contingent upon regulatory approval of the product, with the remaining amount to come from participation in the Company's future securities offerings. The potential value for the license fees, milestones and financing support that the Company could receive under the collaboration exceeds $400 million. In addition to the payments mentioned above, the Company anticipates that it will earn product revenues from Wyeth, in the form of product transfer payments and royalties, which increase at higher sales levels. The Company will incur expenses to supply and co-promote the product.


5. Credit Facility

         On June 23, 1999 the Company entered into a $10 million general line of credit. This credit facility is secured by various assets of the Company and requires the maintenance of a minimum balance in the amount of $20 million of cash and investments. As of June 30, 1999, no amounts have been drawn against the credit line. Once drawn, the loan will be repaid over 48 months.

6. Subsequent Event

         On July 2, 1999 the Company and Medeva Pharma Limited (Medeva Pharma), a subsidiary of Medeva PLC, extended their collaboration covering the manufacture of key components of FLUMIST(TM) through December 2005. The Company paid Medeva Pharma $1 million upon execution of the agreement and will pay an additional $1 million on December 31, 1999.

         Under the terms of the new agreement, the Company will make specified payments to Medeva for reaching certain technological, regulatory, and employment milestones, supplying the vaccine components of FluMist(TM), and providing the use of facilities. The Company is required to make minimum payments to Medeva Pharma totaling 25 million British Pounds Sterling over the term of the agreement. These minimum payments include all of the milestone, supply, and facility use payments described above.

     In addition, the Company will make payments to Medeva Pharma totaling $20 million over the term of the agreement based on net sales of FLUMIST(TM).

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

OVERVIEW

         Since its inception in April 1992, Aviron has devoted substantially all of its resources to its research and development programs. To date, Aviron has not generated any revenues from the sale of products and does not expect to generate any such revenues until 2000 at the earliest. Aviron has incurred cumulative net losses of approximately $138.1 million as of June 30, 1999 and it expects to incur substantial operating losses over at least the next few years. Aviron has financed its operations through proceeds from private placements of preferred stock, two public offerings and a private placement of Common Stock, a private placement of convertible subordinated notes, revenue from its collaborative agreements, equipment lease financings and investment income earned on cash, cash equivalent balances and marketable securities.

         On June 30, 1998 Aviron submitted its first Product License Application/Establishment License Application (PLA/ELA) to the U.S. Food and Drug Administration (FDA) for its live cold-adapted influenza vaccine, FLUMIST(TM), a trivalent vaccine. On August 31, 1998 the Company announced that it had received notice from the FDA that its submission was not accepted for filing due to lack of data on manufacturing validation and stability.
On December 10, 1998, the Company reported on a meeting with the U.S. Food and Drug Administration Center for Biologics Evaluation and Research (CBER) regarding plans for submission of the Company's license applications for FLUMIST(TM). Requirements for completion of the submission include data on manufacturing and assay validation, stability, and clinical equivalence. If the current manufacturing validation exercises are successful, the Company plans to resubmit its application for U.S. licensure for FLUMIST(TM) to prevent influenza and its complications in children and adults in the fall of 1999. The resubmission will be in the form of a Biological License Application (BLA) in accordance with current FDA requirements.

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

         The Company announced in late 1998 positive preliminary results of a Phase 2 clinical trial for a live intranasal vaccine for Parainfluenza Virus Type 3 (PIV-3) to protect against croup. The Company intends to continue preparation for further clinical trials for PIV-3. The Company also is developing a subunit vaccine for Epstein-Barr Virus (EBV) to protect against infectious mononucleosis in collaboration with SmithKline Beecham Biologicals, S.A. (SmithKline Beecham). A Phase 1 clinical trial of this vaccine is being completed. In addition, the Company expects to begin a clinical trial by early 2000 for a vaccine candidate for Cytomegalovirus (CMV) with the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institute of Health (NIH). Aviron is also using its proprietary Rational Vaccine Design technologies to develop vaccine candidates for diseases caused by Herpes Simplex Virus Type 2 (HSV-2) and Respiratory Syncytial Virus (RSV).

Influenza Clinical Trials

         The Company has conducted and continues to conduct clinical trials to evaluate safety and efficacy of FLUMIST(TM). To date, the Company has tested FLUMIST(TM) in over 11,000 children and adults in completed clinical trials. The Company's clinical trials relate to the safety, efficacy, and effectiveness of the trivalent formulation of its intranasal spray delivery method. The Company enrolled a total of 647 patients in Phase 1 / Phase 2 clinical trials; 92 patients in a challenge efficacy study in healthy adults, in collaboration with the NIH; 1,602 children in Year 1 of the Phase 3 pediatric protective efficacy trial, 1,358 of whom returned for Year 2 and 948 of whom returned for Year 3 of the trial; and 10,379 adults and children in six additional studies and in a healthy working adult effectiveness trial. The Company has received limited data on the efficacy of FluMist(TM) against culture-confirmed influenza from clinical trials in healthy adults. There can be no assurance that data from such trials, in addition to prior trials, will be sufficient to support the FDA approval in healthy children or adults. The Company's clinical trials are being designed to support the planned BLA submission in the fall of 1999 seeking approval of FLUMIST(TM) in several target populations. The estimated timing of submission of this BLA and potential commercialization of FLUMIST(TM) are forward-looking statements subject to risks and uncertainties, and there can be no assurance that such filing or such approval will not be delayed materially or that commercialization will occur as a result of certain factors, including those set forth in "Uncertainties Related to Clinical Trials," "-- Uncertainties Related to Early Stage of Development; Technological Uncertainty" in the "Business Risks" section of the Company's 1998 Annual Report on Form 10-K.

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

         In May 1998, data from the first year of this trial of FLUMIST(TM) were published in The New England Journal of Medicine. In the randomized, placebo-controlled study, results show that only 14 of the 1,070 children vaccinated with FLUMIST(TM) experienced culture-confirmed influenza, while 95 of the 532 placebo recipients experienced culture-confirmed influenza. Of the children who received FLUMIST(TM), only one child developed influenza-associated otitis media (ear infection), while 20 of the placebo recipients developed influenza-associated ear infections. Throughout the entire cough, cold and flu season, 1,070 children vaccinated with FLUMIST(TM) experienced 30 percent fewer ear infections with fever than children who received placebo and a 35 percent reduction in related antibiotic use.

         The children who participated in the first year of this study were invited back to participate for a second year of the trial during the 1997-98 flu season, and they were vaccinated with either a single dose of FLUMIST(TM) or a placebo spray. In September 1998, the results of Year 2 of the Phase 3 efficacy trial of FLUMIST(TM) in children, conducted in collaboration with NIAID, were presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). The study showed that FLUMIST(TM) provided 87 percent protection against culture-confirmed influenza overall, 86 percent protection against A/Sydney, an unexpected variant which was the predominant strain of influenza circulating during the 1997-98 flu season, and 100 percent protection against the influenza strains included in the 1997-98 vaccine. Among the 1,358 participants, there were five cases of influenza due to influenza strains included in the vaccine and 66 cases caused by A/Sydney. Two percent of children vaccinated with FLUMIST(TM) (15 out of 917) experienced culture-confirmed influenza, all of which was attributable to the A/Sydney strain, while 13 percent of the placebo recipients (56 out of 441) experienced culture-confirmed influenza. The difference between these two influenza attack rates is used to calculate the overall protection rate of 87 percent.

         The incidence of pneumonia and other lower respiratory diseases was also reduced in those children vaccinated with FLUMIST(TM), compared to placebo in Year 2 of the study. Eight children in the placebo group developed influenza-related wheezing, bronchitis or pneumonia, all of which were due to the A/Sydney strain. No children who received FLUMIST(TM) experienced such lower respiratory complications. Among the 15 of the 917 children in the FLUMIST(TM) group who did contract influenza, the illness appeared to be milder than in the control group, based on frequency of complications and duration of fever.

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

         The Company conducted a Phase 3 trial in 4,561 healthy working adults to assess the impact of immunization on the frequency of influenza-like illness, utilization of health care services, and absenteeism from work. Results of this study were published in the July 14, 1999 issue of the Journal of the American Medical Association. The double-blind, placebo-controlled study was conducted at 13 clinical sites nationwide during the 1997-98 flu season. The participants, aged 18 to 65, each received one dose of vaccine. FLUMIST(TM) recipients had reduced illness by multiple definitions including days of febrile illness (22.9 percent less), days of severe febrile illness (27.3 percent less) and days of febrile upper respiratory tract illness (24.8 percent less).

         Reductions in illness-associated absenteeism and health resource use were observed across several illness definitions. For example, those receiving FluMist(TM) missed 28.4 percent fewer work days due to febrile upper respiratory illness and had a 40.9 percent reduction in health care provider visits. In addition, FluMist(TM) recipients experienced a 45.2 percent reduction in days of prescription antibiotic use and 28.0 percent fewer days of OTC medication due to febrile upper respiratory illness. Data from this study are expected to be part of the Company's BLA submission to the FDA.

Clinical Trials in High-Risk Adults

         The Company has completed a clinical trial for safety in 200 elderly high-risk adults for the use of FLUMIST(TM) for co-administration with the inactivated injectable influenza vaccine. As this trial was not designed to generate efficacy data on use of FLUMIST(TM) in high-risk adults, there can be no assurance that data from this trial, combined with data from the Company's other clinical trials and prior trials, will be sufficient to support FDA approval for use of FLUMIST(TM) in high-risk adults even if the FDA were satisfied with the safety data submitted. Early in the fourth quarter of 1998, the Cooperative Studies program of the Department of Veterans Affairs Office of Research and Development began a one-year trial to evaluate the potential additional benefit of co-administration of FLUMIST(TM) with the flu shot, compared to the flu shot alone, in high-risk patients with chronic obstructive pulmonary disease. This study involved over 2,000 volunteers at 20 participating VA Medical Centers in the United States. Results from this trial are not yet available for analysis.

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

         On June 9, 1999, the Company announced completion of a bridging study on FLUMIST(TM) designed to compare FluMist(TM) blended and filled at Aviron's facility at Packaging Coordinators, Inc. (PCI) in Philadelphia, Pennsylvania, to vaccine manufactured with the process used in earlier clinical trials, blended and filled by Medeva Pharma.

         The study's primary endpoint was to show that FluMist(TM) blended and filled at Aviron's PCI facility had similar immunogenicity for all three 1997-98 influenza strains to the vaccine blended and filled at Medeva Pharma. The secondary endpoint was to show that the two lots of vaccine had similar safety and tolerability profiles.

         The 225-person trial was conducted in Australia from December 1998 through March 1999. Participants were children aged 12 to 42 months, randomized to receive vaccine blended and filled at one of the two manufacturing sites. The study was conducted in collaboration with CSL Limited, Aviron's Australian marketing partner for FLUMIST(TM).

         The Company's preliminary analysis indicates that the results appear to meet all of the Company's objectives. Aviron will include data from this clinical study in its licensing application for the vaccine.

Partnering Agreements

         The Company has entered into several development and marketing agreements with respect to its products.

         In January 1999, the Company announced a worldwide collaboration for the marketing of FLUMIST(TM) with Wyeth Lederle Vaccines, a business unit of Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation (Wyeth), under which Wyeth and the Company will co-promote FLUMIST(TM) in the United States, while Wyeth will have the exclusive right to market the product outside the United States, except for Korea, Australia, New Zealand and certain countries in the South Pacific region. Wyeth and the Company will collaborate on the regulatory, clinical and marketing programs for FLUMIST(TM). In June 1998, the Company announced the signing of an agreement with CSL Limited to develop, sell and distribute FLUMIST(TM) in Australia, New Zealand and certain countries in the South Pacific region. Under the agreement, CSL Limited and Aviron will jointly carry out additional trials in Australia for FLUMIST(TM). Expenses associated with these agreements are expected to increase as the Company continues preclinical testing and clinical trials and prepares for the potential commercial launch of FLUMIST(TM). No assurance can be given, however, that the Company will receive any future payments from CSL Limited or Wyeth.

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

         In May 1995, the Company entered into a Development and License Agreement with Sang-A Pharm. Co., Ltd. (Sang-A). The Company granted to Sang-A certain exclusive clinical development and marketing rights in Korea for specified products developed by the Company, including vaccines for influenza (cold-adapted and recombinant), PIV, EBV, CMV, HSV-2 and RSV on meeting certain conditions. However, the Company is under no obligation to develop any product. Sang-A also will make payments to the Company upon Sang-A's meeting certain regulatory milestones for each product in Korea and will pay a royalty to the Company on net sales of such products in South and North Korea. No assurance can be given, however, that the Company will receive any future payments from Sang-A or that Sang-A will not terminate its agreement with the Company. In January 1997, Sang-A declared bankruptcy. The Company is unable to predict what, if any, long-term effect the bankruptcy will have on Sang-A and on the Company's agreement with Sang-A.

Manufacturing Facilities

         In April 1997, the Company entered into an agreement with Medeva Pharma for the commercial manufacture of FLUMIST(TM) through December 2001. In July 1999, the agreement with Medeva Pharma was revised and extended through December 2005.

         In October 1997, the Company entered into an agreement with PCI for the blending, filling, labeling and packaging of FLUMIST(TM) in the United States until October 2004. In 1998, Aviron and PCI opened a 34,000-square-foot manufacturing suite in Philadelphia, Pennsylvania at PCI's site, in which PCI blended, filled and packaged doses of FLUMIST(TM) for use in 1998 - 99 clinical trials. If regulatory approval is received, the PCI facility is expected to be used to blend, fill, label, package and store FLUMIST(TM).

         The agreements with Medeva Pharma and PCI have required the Company to fund the construction of facilities, improvements, and equipment and will continue to require the Company to incur expenses for the duration of the agreements for facility space, utilities and insurance.

         In February 1999, the Company announced that it has leased a 69,000 square-foot building in Santa Clara, California. The facility will provide additional laboratory, pilot plant, manufacturing and office space to accommodate growth. This additional space will require the commitment of significant additional funds during 1999, 2000, and 2001 for renovation, equipment and furnishings.

         In the event of a better than expected market acceptance, the Company may be capacity constrained in its supply of FLUMIST(TM). In order to secure future production capacity, the Company may extend and expand its existing arrangements, collaborate with other third parties, or expand its own manufacturing facilities. Using an alternative supplier or expanding its proprietary facility would require a substantial amount of funds and additional clinical trials and testing. There can be no assurance that an alternative source of supply will be established on a timely basis, or that the Company will have or be able to obtain funds sufficient for building or equipping such additional facilities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

         The Company earned $2.9 million in revenue for the three months ended June 30, 1999, compared to $134,000 for the three months ended June 30, 1998. The 1999 revenues were comprised principally of $2.8 million in expense reimbursement from Wyeth under the FLUMIST(TM) collaboration agreement, combined with other revenues from other contracts. The 1998 revenue came from both a grant payment from the NIH for research on the Company's CMV vaccine and from contract services rendered to other biotechnology companies.

Operating Expenses

         Research and development expenses increased to $14.4 million in the three months ended June 30, 1999 from $10.9 million for the three months ended June 30, 1998. The increase was due primarily to an increase in development activities, depreciation, documentation, validation, and other expenses associated with the commercial scale-up of the manufacturing facilities associated with FLUMIST(TM). The Company expects these expenses to continue to increase during the remainder of 1999 as development and manufacturing activities expand in preparation for potential commercialization of FLUMIST(TM). These expenses are expected to increase in the future in continued support of these activities.

         General, administrative and marketing expenses increased to $3.2 million in the three months ended June 30, 1999 from $2.6 million for the three months ended June 30, 1998. This increase was due to additional staffing, legal and other infrastructure costs necessary to support the development of FLUMIST(TM) and other products. These expenses are also expected to increase in the future in continued support of these activities.

Net Interest Income (Expense)

         Net interest income decreased to a net expense of $551,000 in the three months ended June 30, 1999, as compared to net interest income of $229,000 for the three months ended June 30, 1998. The decrease in net interest is primarily due to the reduced balances of cash, cash equivalents, and investment balances as funds have been used to meet net operating expenses and capital requirements.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

         The Company earned $18.5 million in revenues for the six months ended June 30, 1999, compared to $387,000 for the six months ended June 30, 1998. The 1999 revenues are comprised primarily of amounts earned from Wyeth under the FLUMIST(TM) collaboration agreement, which included a non-refundable initial payment in the amount of $15.0 million and $2.8 million in expense reimbursements, combined with other revenues from other contracts and research grants. The 1998 revenues were from a grant payment from the NIH for research on the Company's CMV vaccine and from payments received for services rendered to other biotechnology companies.

Operating Expenses

         Research and development expenses increased to $28.4 million in the six months ended June 30, 1999, from $20.7 million for the six months ended June 30, 1998. The increase was due primarily to an increase in development activities, depreciation, documentation, validation, and other expenses associated with the commercial scale-up of the manufacturing facilities associated with FLUMIST(TM). The Company expects these expenses to increase in 1999 as development and manufacturing activities expand in preparation for potential commercialization of FLUMIST(TM). These expenses are expected to increase in the future in continued support of these activities.

         General, administrative and marketing expenses increased to $5.8 million in the six months ended June 30, 1999, from $4.7 million for the six months ended June 30, 1998. This increase was due to additional staffing, legal and other infrastructure costs necessary to support the development of FLUMIST(TM) and other products. These expenses are expected to increase in the future in continued support of these activities.

Net Interest Income (Expense)

         Net interest decreased to a net expense of $914,000 for the six months ended June 30, 1999, as compared to net interest income of $1.1 million for the six months ended June 30, 1998. The decrease in net interest is due to a combination of increased interest expense associated with the issuance of the Company's convertible debt on March 30, 1998 and decreased interest income associated with a reduction in the average balances of cash, cash equivalents, and investment balances as funds have been used to meet net operating expenses and capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash, cash equivalents and marketable securities at June 30, 1999 of approximately $71.1 million. In order to preserve principal and maintain liquidity, the Company's funds are invested in United States Treasury and agency obligations, highly rated corporate obligations and other liquid investments.

         The Company has financed its operations since inception primarily through private placements of Preferred Stock from 1992 to 1995, an initial public offering of Common Stock in November 1996, a private sale of Common Stock in March 1997, a second public offering of Common Stock in August 1997, and a private placement of convertible subordinated notes in March 1998. Through June 30, 1999, the Company had raised approximately $236.3 million from such activities net of offering expenses. In June 1999, the Company entered into a $10 million general line of credit. (See Note 5 to the financial statements.) Cash used in operations was $16.6 million and $23.9 million for the first six months of 1999 and 1998, respectively. The decrease in cash used in operating activities was primarily due to the receipt of the $15.0 million payment from Wyeth, which was partially offset by increases in operating expenses. The Company expects expenditures for research and development, clinical trials and general, administrative and marketing expenses to continue to increase in 1999 as the Company develops its products, expands its clinical trials and prepares for the potential commercial launch of FLUMIST(TM). Cash expended for capital additions and to repay lease financing arrangements amounted to approximately $7.1 million and $9.4 million for the six months ended June 30 of 1999 and 1998, respectively. Capital expenditures decreased in 1999 primarily due to a decrease in the level of expenditures for facilities and equipment at PCI. Capital expenditures are expected to increase during the second half of 1999 and beyond, primarily in connection with the Santa Clara facility.

         The Company anticipates that its existing cash, cash equivalents and short-term investments, revenues and other advances available under existing collaborations, and borrowings under its existing credit facilities will enable it to maintain its current and planned operations into 2000. The Company's future cash requirements beyond 1999 will depend on numerous factors, including the time and costs involved in obtaining regulatory approvals; the ability to successfully launch FLUMIST(TM) in the United States; continued scientific progress in the research and development of the Company's technology and vaccine programs; the size and complexity of these programs; the ability of the Company to establish and maintain collaborative arrangements; the timing of receipt of milestone payments and loans, if any, under such collaborative agreements; progress with preclinical testing and clinical trials; the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; the cost of constructing or expanding any or all of its manufacturing facilities, and product commercialization activities.

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

IMPACT OF "YEAR 2000"

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead, the so-called "Year 2000" problem (Y2K). If not corrected, those programs could cause date-related failures.

         The Company has completed its assessment of Y2K related problems. Four potential areas of exposure --(a) internal information systems, (b) facility support systems, (c) scientific equipment, and (d) the readiness of significant third parties with whom the Company has material business relationships -- have been evaluated. The results of the assessment and the status of remedial action and testing are as indicated below.

(a) Internal Information Systems

         The Company uses a number of computers and computer programs across its entire operations. An inventory has been performed of computer equipment and computer programs, to determine if Y2K problems exist which may affect the Company's internal information processes.

- The Company has completed the process of upgrading its older financial and accounting programs to Y2K compliant systems. These systems will be tested during the third quarter of 1999 to verify Y2K compliance.

- During 1998, the Company also completed the installation of internal systems for the accumulation and statistical evaluation of clinical trial data. These systems will be tested during the third quarter of 1999 to verify Y2K compliance.

- To date, no other significant internal information systems have been identified as non-Y2K compliant.

-   Procedures have been enacted to verify the Y2K compliance of new systems.

(b) Scientific Equipment

         All major pieces of scientific equipment have been inventoried. As part of its assessment, the Company made inquiries of its internal staff and third-party vendors, including its suppliers of scientific equipment, to determine if Y2K problems exist which may affect the Company's research and development operations.

- Only one piece of laboratory equipment was found to require remediation in the form of an inexpensive software upgrade.

- To date, no other significant pieces of scientific equipment have been identified as non-Y2K compliant.

- Procedures have been enacted to verify the Y2K compliance of new scientific equipment.


(c) Facility Support Systems

         The Company has made inquiries of its internal staff and third-party vendors of utilities, communication and other facility support systems at the Mountain View and Santa Clara facilities, to determine if Y2K problems exist which may affect communications, administrative or support functions.

- Remediation is necessary for certain of the communication and process systems and for certain of the building control, assess and alarm systems. Hardware replacements and software upgrades are expected to be completed by the end of the third quarter of 1999 at a cost of less than $20,000. These systems will be tested to verify Y2K compliance.

Third Parties with Major Business Relationships

         The Company currently has no products available for commercial sale, and does not anticipate FDA clearance for its lead product, FLUMIST(TM), until mid-2000 at the earliest. In preparation for the potential commercial launch of FLUMIST(TM), the Company has contacted its third party manufacturers and its marketing and distribution partners to determine their level of Y2K readiness. All of these parties have advised us that they have a Y2K plan in place and that remediation steps, if any, will be completed prior to December 1999. It is not possible for the Company to undertake an independent verification and testing of the readiness of these parties for all potential Y2K issues. The failure of any of these parties to successfully identify and remedy the impact of Y2K upon their businesses could have a material adverse effect on the Company's business, including delaying or adversely affecting the potential commercial launch of FLUMIST(TM).

         The Company's remediation steps are expected to be completed during the third quarter of 1999.

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

                                     AVIRON



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  On June 30, 1999 the European Patent Office held oral proceedings in an Opposition filed by American Cyanamid against Aviron's granted European Patent No. 0490972 relating to methods and compositions of recombinant negative-strand RNA viruses. At the oral proceedings, the Opposition Division of the European Patent Office informed the Company of its intent to issue a written opinion which upholds claims limited to influenza and denies claims directed to non-segmented negative-strand RNA viruses. This decision will not affect Aviron's FLUMIST(TM) cold-adapted influenza product. Aviron intends to appeal the decision insofar as it relates to the denied claims; the appeal will request the Technical Board of Appeals to reverse the decision with respect to the denial of the claims directed to non-segmented RNA viruses. There can be no assurance that Aviron will be successful in obtaining claims directed to non-segmented RNA viruses as a result of the appeal. If Aviron does not succeed in the appeal of the claims directed to non-segmented RNA viruses it could negatively impact Aviron's ability to exclude others from commercializing an RSV vaccine based on genetically engineered candidates in Europe.

                  On July 8, 1999 a lawsuit entitled Joany Chou v. The University of Chicago, ARCH Development Corp., Bernard Roizman and Aviron Company, was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division by an individual formerly associated with the University of Chicago. The complaint appears to assert claims of inventorship, unjust enrichment, fraud, conversion, breach of fiduciary duty, breach of contract and breach of implied contract. All of the claims appear to relate to patents and patent applications for HSV, and none appear to relate to Aviron's FLUMIST(TM) cold-adapted influenza product or technology, or any other pipeline products in research or development. Dr. Roizman is a founder and director of Aviron and a member of its Scientific Advisory Board. Aviron believes the allegations of the lawsuit are unfounded and intends to vigorously defend itself in the matter. There can be no assurance that the Company will prevail in the defense of this lawsuit.


ITEM 2. CHANGES IN SECURITIES.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company's Annual Meeting of Stockholders (Annual Meeting) was held on June 3, 1999. At the Annual Meeting, the stockholders of the registrant (i) elected the two people listed below to serve as directors to hold office until the 2002 Annual Meeting of Stockholders and until their successors are elected; (ii) approved an amendment to the Company's 1996 Equity Incentive Plan; and (iii) ratified the selection of Ernst & Young LLP as the Registrant's Independent Accountants for the fiscal year ending December 31, 1999.

                  The Company had 15,768,680 shares of Common Stock outstanding as of April 15, 1999, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 10,778,993 shares of Common Stock were present in person or represented by Proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

PROPOSAL 1 -- ELECTION OF DIRECTORS

Director

  PAUL H. KLINGENSTEIN

         Votes in Favor .......................              10,728,367
         Votes Against ........................                  50,626


Director

JANE E. SHAW, Ph.D.

         Votes in Favor .......................              10,727,667
         Votes Against ........................                  51,326

PROPOSAL 2 -- AMENDMENT TO THE COMPANY'S 1996 EQUITY INCENTIVE PLAN

         Votes in Favor .......................               8,345,026
         Votes Against ........................               2,385,911
         Abstentions ..........................                  48,056

PROPOSAL 3 -- RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS

         Votes in Favor .......................              10,734,910
         Votes Against ........................                  12,750
         Abstentions ..........................                  31,333


ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS


            ITEM               DESCRIPTION
            ----               -----------
            10.25             Real Property Lease by and between the Registrant
                              and Spieker Properties, L.P. dated February 5,
                              1999

            10.26++           First Amendment to the Influenza Vaccine
                              Collaboration and License and Distribution
                              Agreement by and between the Registrant and CSL
                              Limited, A.C.N. dated June 7, 1999

            10.27 Loan and Security Agreement by and between the Registrant and Transamerica Business Credit
                              Corporation dated June 23, 1999

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



                                           AVIRON


Date: August 13, 1999                      By: /s/ J. Leighton Read, M.D.
     ---------------------                     -------------------------------
                                               J. Leighton Read, M.D.
                                               Chairman and
                                               Chief Executive Officer

Date: August 13, 1999                      By: /s/ Fred Kurland
     ---------------------                     -------------------------------
                                               Fred Kurland
                                               Senior Vice President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX


NO. OF EXHIBIT                DESCRIPTION
--------------                -----------
   10.25                Real Property Lease by and between the Registrant and
                        Spieker Properties, L.P. dated February 5, 1999

   10.26++              First Amendment to the Influenza Vaccine Collaboration
                        and License and Distribution Agreement by and between
                        the Registrant and CSL Limited, A.C.N. dated June 7,
                        1999

   10.27 Loan and Security Agreement by and between the Registrant and Transamerica Business Credit Corporation dated June 23, 1999

   27.1                 Financial Data Schedules.


----------

++ Confidential treatment has been requested for portions of this exhibit.