Form 10-Q
period 1999-09-30
AVIRON
filed 1999-11-15
CIK 949173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                YES [X]   NO [ ]

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    COMMON STOCK $.001 PAR VALUE                   15,887,315 SHARES
    ----------------------------           ---------------------------------
              (CLASS)                      (OUTSTANDING AT NOVEMBER 9, 1999)

                                     AVIRON

                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
PART I.      FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

             Condensed Balance Sheets as of September 30, 1999
             and December 31, 1998                                                  3

             Condensed Statements of Operations for the three-
             and nine-month periods ended September 30, 1999 and 1998               4

             Condensed Statements of Cash Flows for the nine-
             month periods ended September 30, 1999 and 1998                        5

             Notes to Condensed Financial Statements                                6

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                              9

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            19

PART II.     OTHER INFORMATION                                                     20

   ITEM 1.   LEGAL PROCEEDINGS                                                     20

   ITEM 2.   CHANGES IN SECURITIES                                                 21

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                       21

   ITEM 5.   OTHER INFORMATION                                                     21

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                      21

SIGNATURES                                                                         22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                     AVIRON
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1999           1998
                                                                               ----           ----
                                                                            (UNAUDITED)     (NOTE 1)
                                          ASSETS
Current Assets:
  Cash and cash equivalents ...............................................  $   7,729      $  28,164
  Short-term investments ..................................................     36,808         60,692
  Accounts receivable .....................................................      4,011             75
  Inventory ...............................................................      2,029             --
  Prepaid expenses and other current assets ...............................        797          1,228
                                                                             ---------      ---------
    Total current assets ..................................................     51,374         90,159
Long-term investments .....................................................      4,360          6,002
Property and equipment, net ...............................................     25,762         18,521
Deposits and other assets .................................................      7,484          6,303
                                                                             ---------      ---------

TOTAL ASSETS ..............................................................  $  88,980      $ 120,985
                                                                             =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable ........................................................  $   3,820      $   2,792
  Accrued compensation ....................................................      1,319            804
  Accrued clinical trial costs ............................................        730            757
  Accrued interest ........................................................      2,875          1,445
  Accrued expenses and other liabilities ..................................      7,315          4,584
  Current portion of capital lease obligations ............................        224            408
                                                                             ---------      ---------
    Total current liabilities .............................................     16,283         10,790
Deferred rent .............................................................      1,958          1,116
Capital lease obligations, noncurrent .....................................         20            113
Convertible debt ..........................................................    100,000        100,000
                                                                             ---------      ---------
Total liabilities .........................................................    118,261        112,019
                                                                             ---------      ---------

Commitments and contingencies

Stockholders' Equity (Deficit):
  Preferred stock, $0.001 par value; 5.0 million shares authorized, issuable in series; none outstanding at September 30, 1999 and
    December 31, 1998 .....................................................         --             --
  Common stock, $0.001 par value; 30.0 million shares authorized,
   15.8 million and 15.7 million shares issued and outstanding
    at September 30, 1999 and December 31, 1998, respectively .............         16             16
  Additional paid-in capital ..............................................    131,588        130,524
  Notes receivable from stockholders ......................................        (83)           (83)
  Deferred compensation ...................................................       (132)          (237)
  Accumulated deficit .....................................................   (160,670)      (121,254)
                                                                             ---------      ---------
Total stockholders' equity (deficit) ......................................    (29,281)         8,966
                                                                             ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ......................  $  88,980      $ 120,985
                                                                             =========      =========


                             See accompanying notes

                                     AVIRON
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                 ------------------------        ------------------------
                                                   1999            1998            1999            1998
                                                 --------        --------        --------        --------
REVENUES:
  Contract revenues and grants ................  $  1,363        $    107        $ 19,838        $    494
                                                 --------        --------        --------        --------

OPERATING EXPENSES:

  Research and development ....................    19,593          12,469          47,960          33,126
  General, administrative and marketing .......     3,602           2,673           9,435           7,325
                                                 --------        --------        --------        --------

TOTAL OPERATING EXPENSES ......................    23,195          15,142          57,395          40,451
                                                 --------        --------        --------        --------

LOSS FROM OPERATIONS ..........................   (21,832)        (15,035)        (37,557)        (39,957)
                                                 --------        --------        --------        --------

OTHER INCOME/(EXPENSE):
  Interest income .............................       804           1,668           3,077           4,468
  Interest expense ............................    (1,590)         (1,606)         (4,777)         (3,267)
                                                 --------        --------        --------        --------

TOTAL OTHER INCOME (EXPENSE), NET .............      (786)             62          (1,700)          1,201
                                                 --------        --------        --------        --------

NET LOSS ......................................  $(22,618)       $(14,973)       $(39,257)       $(38,756)
                                                 ========        ========        ========        ========

Basic and diluted net loss per share ..........  $  (1.43)       $  (0.95)       $  (2.49)       $  (2.46)
                                                 ========        ========        ========        ========

Shares used in computing basic and diluted
  net loss per share ..........................    15,814          15,643          15,755          15,739


                             See accompanying notes.

                                     AVIRON
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            ------------------------
                                                              1999            1998
                                                            --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .................................................  $(39,257)       $(38,756)

Adjustment to reconcile net loss to net cash used
in operating activities:
       Depreciation and amortization .....................     3,423           1,918
       Amortization of debt issuance costs ...............       429             279
       Amortization of deferred compensation .............       105             307

Changes in assets and liabilities:
       Accounts receivable ...............................    (3,936)             29
       Inventory .........................................    (2,029)             --
       Prepaid expenses and other current assets .........       431             (54)
       Deposits and other assets .........................    (1,610)           (405)
       Accounts payable ..................................     1,028           1,549
       Accrued expenses and other liabilities ............     4,649            (144)
       Deferred rent .....................................       842             396
                                                            --------        --------

Net cash used in operating activities ....................   (35,925)        (34,881)
                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments ..........................   (40,282)        (55,305)
       Maturities of investments .........................    65,649          47,734
       Expenditures for property and equipment ...........   (10,664)        (11,485)
                                                            --------        --------

Net cash provided by (used in) investing activities ......    14,703         (19,056)
                                                            --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital lease obligation ....      (277)           (374)
       Proceeds from convertible debt offering, net ......        --          96,000
       Repurchase of Common Stock ........................        --         (13,337)
       Proceeds from issuance of Common Stock, net: ......     1,064             725
                                                            --------        --------

Net cash provided by financing activities ................       787          83,014
                                                            --------        --------

Net increase (decrease) in cash and cash equivalents .....   (20,435)         29,077

Cash and cash equivalents at beginning of period .........    28,164          15,239
                                                            --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............  $  7,729        $ 44,316
                                                            ========        ========


                             See accompanying notes.

                                     AVIRON
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.  Summary of Significant Accounting Policies

    Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

    The financial information as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron (the Company) considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 1998 is derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

    Comprehensive Income (Loss)

    Comprehensive income (loss) is not presented separately as it approximates the net loss presented in the statement of operations for the three-month and nine-month periods ended September 30, 1998 and 1999.


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

    As consideration under the agreement, the Company received a cash payment of $15.0 million for the initial license that was recognized as revenue during the quarter ended March 31, 1999. During the period from March 15 through September 30, 1999, the Company recorded $3.7 million of revenue in expense reimbursement from Wyeth for a portion of its clinical development and commercialization costs.

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

5.  Credit Facilities

    During 1999, the Company entered into two new credit facilities that could provide a total of up to $27 million of additional financing during 1999 and 2000. The credit facilities are secured by various assets of the Company and require the maintenance of a minimum balance of cash and investments in the amount of $20 million. As of September 30, 1999, no amounts have been drawn against either of these credit lines. Once drawn, the loans will be repaid over varying terms ranging from 48 to 73 months in monthly payments.

6.  Manufacturing Agreement

    On July 2, 1999 the Company and Medeva Pharma Limited (Medeva Pharma), a subsidiary of Medeva PLC, extended their collaboration covering the manufacture of key components of FLUMIST(TM) through December 2005. The Company paid Medeva Pharma $1.0 million upon execution of the agreement and will pay an additional $1.0 million on December 31, 1999.

    Under the terms of the new agreement, the Company will make specified payments to Medeva for reaching certain technological, regulatory, and employment milestones, supplying the vaccine components of FLUMIST(TM), and providing the use of facilities. The Company is required to make annual minimum payments to Medeva Pharma totaling 25 million British Pounds Sterling over the term of the agreement. These minimum payments include all of the milestone, supply, and facility use payments described above.

    In addition, the Company will make payments to Medeva Pharma totaling $20 million over the term of the agreement based on net sales of FLUMIST(TM).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the Company's Registration Statement on Form S-3 (No. 333-87185), filed in September 1999, in the section entitled "Risk Factors."

OVERVIEW

    Since its inception in April 1992, Aviron has devoted substantially all of its resources to its research and development programs. To date, Aviron has not generated any revenues from the sale of products and does not expect to generate any such revenues until 2001 at the earliest. Aviron has incurred cumulative net losses of approximately $160.7 million as of September 30, 1999 and it expects to incur substantial operating losses over at least the next few years. Aviron has financed its operations through proceeds from private placements of preferred stock, two public offerings and a private placement of Common Stock, a private placement of convertible subordinated notes, revenue from its collaborative agreements, equipment lease financings and investment income earned on cash, cash equivalent balances and marketable securities.

    On June 30, 1998, Aviron submitted its first Product License Application/Establishment License Application (PLA/ELA) to the U.S. Food and Drug Administration (FDA) for its live cold-adapted influenza vaccine, FLUMIST(TM), a trivalent vaccine. On August 31, 1998 the Company announced that it had received notice from the FDA that its submission was not accepted for filing due to lack of data on manufacturing, validation and stability. On December 10, 1998, the Company reported on a meeting with the U.S. Food and Drug Administration Center for Biologics Evaluation and Research (CBER) regarding plans for submission of the Company's license applications for FLUMIST(TM). Requirements for completion of the submission include data on manufacturing and assay validation, stability, and clinical equivalence. The resubmission will be in the form of a Biologics License Application (BLA) in accordance with current FDA requirements.

    On November 14, 1999, the Company announced that it will not file a BLA for FLUMIST(TM) in 1999. The schedule change is due to issues that arose in routine validation tests during the vaccine manufacturing process. The Company has initiated investigations to evaluate certain tests (assays) which have provided inconsistent readings. The investigations will determine the need for any additional validation work on the assays or the manufacturing process.

    Separately, Medeva Pharma Limited (Medeva Pharma), formerly Evans Medical Limited, a subsidiary of Medeva PLC, which manufactures components of the vaccine, notified Aviron of facilities compliance issues at its facility near Liverpool, England. Aviron is working closely with Medeva to determine how this may impact FLUMIST(TM) manufacturing, and the steps necessary to achieve compliance.

    The timing of a BLA filing will depend on the information obtained from these inquiries. Once they are completed, the Company will announce a new timeline for filing.

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

    The Company also is developing a subunit vaccine for Epstein-Barr Virus
(EBV) to protect against infectious mononucleosis in collaboration with SmithKline Beecham Biologicals, S.A. (SmithKline Beecham). On August 11, 1999, the Company announced the completion of a Phase 1 clinical trial of this vaccine. The study showed that the vaccine tested was generally safe and well tolerated whether or not subjects had been exposed to EBV prior to the study. Although the study was not designed to evaluate the efficacy of the vaccine, laboratory tests showed evidence of immune response in vaccine recipients. The trial was a randomized, double-blind study to evaluate safety and immunogenicity of two formulations of intramuscularly injected vaccines in healthy young adults. It was conducted at University Hospital of Liege, Belgium. The vaccine was administered to 67 subjects. The vaccine under development is based on the single surface antigen responsible for most of the neutralizing antibodies stimulated by EBV infection, and combines Aviron's antigen with SmithKline's proprietary adjuvant technology.

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

    The Company's clinical trials relate to the safety, efficacy, and effectiveness of the trivalent formulation of its intranasal spray delivery method. The Company enrolled a total of 647 patients in Phase 1/Phase 2 clinical trials; 92 patients in a challenge efficacy study in healthy adults, in collaboration with the NIH; 1,602 children in Year 1 of the Phase 3 pediatric protective efficacy trial, 1,358 of whom returned for Year 2, 948 of whom returned for Year 3, and 508 of whom have returned for Year 4 of the trial; and 10,379 adults and children in six additional studies and in a healthy working adult effectiveness trial. The Company has received limited data on the efficacy of FLUMIST(TM) against culture-confirmed influenza from clinical trials in healthy adults. There can be no assurance that data from such trials, in addition to prior trials, will be sufficient to support the FDA approval in healthy children or adults. The Company's clinical trials are being designed to support the planned BLA submission seeking approval of FLUMIST(TM) in several target populations.

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

    The Company began a large scale clinical trial in August 1998 to assess the impact of community-wide influenza immunization. The three-year trial, taking place in Temple, Texas, is expected to enroll up to 15,000 children and is funded by a $3 million grant from the NIAID awarded to the Baylor College of Medicine. More than 4,000 children were vaccinated in the first year of the trial. As of November 9, 1999, more than 3,000 children have been vaccinated in the second year of the trial that commenced in September 1999. The trial will evaluate the impact of vaccinating pre-school and school-age children with FLUMIST(TM) on the incidence of doctor visits for flu-related illness.

Clinical Trials in Healthy Adults

    FLUMIST(TM) has been tested in a double-blind, placebo-controlled challenge efficacy study at two Vaccine Treatment Evaluation Units (VTEUs) involving 92 healthy young adults. Subjects were randomized to receive either FLUMIST(TM), the inactivated injectable vaccine, or placebo. There were no serious adverse events attributable to FLUMIST(TM) seen in any subjects, and there were no statistically significant differences in the occurrence of any potential reactions assessed in the study between either vaccine or placebo.

    Following vaccination and subsequent intranasal administration of the wild-type challenge virus, the incidence of laboratory-documented influenza, a prospectively defined primary endpoint of the trial, was seven percent in subjects vaccinated with FLUMIST(TM), 13 percent in subjects vaccinated with the inactivated injectable influenza vaccine and 45 percent in subjects who received placebo. The reduction in laboratory-documented influenza compared to placebo was statistically significant for FLUMIST(TM) and the inactivated vaccine. These data have not been peer reviewed. No assurance can be given that the conclusions drawn from this analysis will not change as a result of further study by the Company or during the peer review process.

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

Clinical Trials in High-Risk Adults

    The Company has completed a clinical trial for safety in 200 elderly high-risk adults for the use of FLUMIST(TM) for co-administration with the inactivated injectable influenza vaccine. As this trial was not designed to generate efficacy data on use of FLUMIST(TM) in high-risk adults, there can be no assurance that data from this trial, combined with data from the Company's other clinical trials and prior trials, will be sufficient to support FDA approval for use of FLUMIST(TM) in high-risk adults even if the FDA were satisfied with the safety data submitted. Early in the fourth quarter of 1998, the Cooperative Studies program of the Department of Veterans Affairs Office of Research and Development began a one-year trial to evaluate the potential additional benefit of co-administration of FLUMIST(TM) with the flu shot, compared to the flu shot alone, in high-risk patients with chronic obstructive pulmonary disease. This study involved over 2,000 volunteers at 20 participating VA Medical Centers in the United States. Results from this trial are being prepared for analysis by the VA.

Clinical Trials for Manufacturing Consistency and Process

    In February 1998, the Company reported positive results from a manufacturing consistency lot trial of bulk vaccine manufactured, blended, and filled into sprayers at Medeva Pharma. The Company conducted a randomized, double-blind, placebo-controlled trial in 500 children, designed to evaluate the safety and immunogenicity of three new manufacturing lots of FLUMIST(TM). The children were vaccinated between April and September 1997. Analysis of patient diary cards and antibody responses following two doses of FLUMIST(TM) showed consistent safety and immunogenicity for the different lots according to the pre-defined endpoints.

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

    In October 1997, the Company entered into an agreement with PCI for the blending, filling, labeling and packaging of FLUMIST(TM) in the United States until October 2004. In 1998, Aviron and PCI opened a 34,000-square-foot manufacturing suite in Philadelphia, Pennsylvania at PCI's site, in which PCI blended, filled and packaged doses of FLUMIST(TM) for use in 1998-99 clinical trials. In April 1999, the employees performing the blending and filling activities were transferred to the Company's payroll. All activities at this site will henceforth be referred to collectively as Aviron PA. If regulatory approval is received, this Aviron PA facility is expected to be used to blend, fill, label, package and store FLUMIST(TM).

    The agreements with Medeva Pharma and PCI have required the Company to fund the construction of facilities, improvements, and equipment and will continue to require the Company to incur expenses for the duration of the agreements for facility space, utilities and insurance.

    In February 1999, the Company leased a 69,000 square-foot building in Santa Clara, California. The facility will provide additional laboratory, pilot plant, manufacturing and office space to accommodate growth. This additional space will require the commitment of significant additional funds during 1999, 2000, and 2001 for renovation, equipment and furnishings.

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

Research Grants

    During 1998, the Company received notice from the NIAID of a Small Business Innovation Research (SBIR) grant to support development of its live attenuated vaccine for the prevention of disease caused by CMV in amounts totaling approximately $950,000. In September 1999, the Company received notification of an additional award from the NIAID for CMV in the amount of $600,000. A portion of the award has been used to produce recombinant CMV vaccine candidates for human testing. The remainder of the award will be used to determine the safety and immunogenicity of these vaccine candidates in a Phase 1 clinical trial in collaboration with the NIAID Vaccine Treatment and Evaluation Unit network. No assurance can be given, however, that the Company will receive any future grants to support its research or that such research will result in commercially viable products. This trial will be conducted under an Investigational New Drug (IND) which has been filed by the NIH.

    As of September 1999, approximately $925,000 of these awards has been utilized.

Business Risks

    The Company's business is subject to significant risks, including but not limited to manufacturing uncertainties; the risks inherent in its research and development efforts, including preclinical testing and clinical trials; uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others; the lengthy, expensive and uncertain process of seeking regulatory approvals; uncertainties regarding government reforms and product pricing and reimbursement levels; technological change and competition and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be found unsafe or ineffective during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. See also the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-87185), filed in September 1999.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

    The Company earned $1.4 million in revenues for the three months ended September 30, 1999, compared to $107,000 for the three months ended September 30, 1998.

 The 1999 revenues were comprised principally of expense reimbursement from Wyeth under the FLUMIST(TM) collaboration agreement, combined with research grants and revenues from other contracts. The 1998 revenues came from contract services rendered to other biotechnology companies.

Operating Expenses

    Research and development expenses increased to $19.6 million in the three months ended September 30, 1999 from $12.5 million for the three months ended September 30, 1998. The increase was due primarily to an increase in development activities, depreciation, documentation, validation, and other expenses associated with the commercial scale-up of the manufacturing facilities associated with FLUMIST(TM). The Company expects these expenses to continue to increase during the remainder of 1999 as development and manufacturing activities expand in preparation for potential commercialization of FLUMIST(TM). These expenses are expected to increase in the future in continued support of these activities.

    General, administrative and marketing expenses increased to $3.6 million in the three months ended September 30, 1999 from $2.7 million for the three months ended September 30, 1998. This increase was due to additional staffing, legal and other infrastructure costs necessary to support the development of FLUMIST(TM) and other products. These expenses are also expected to increase in the future in continued support of these activities.

Net Interest Income (Expense)

    Net interest income decreased to a net expense of $786,000 in the three months ended September 30, 1999, as compared to net interest income of $62,000 for the three months ended September 30, 1998. The decrease in net interest is primarily due to the reduced cash, cash equivalents, and investment balances as funds have been used to meet operating expenses and capital requirements.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

    The Company earned $19.8 million in revenues for the nine months ended September 30, 1999, compared to $494,000 for the nine months ended September 30, 1998. The 1999 revenues are comprised primarily of amounts earned from Wyeth under the FLUMIST(TM) collaboration agreement, which included a non-refundable initial payment in the amount of $15.0 million, $3.7 million in expense reimbursement from Wyeth, and revenues from other contracts and research grants. The 1998 revenues were from a grant payment from the NIH for research on the Company's CMV vaccine and from payments received for services rendered to other biotechnology companies.

Operating Expenses

    Research and development expenses increased to $48.0 million in the nine months ended September 30, 1999, from $33.1 million for the nine months ended September 30, 1998. The increase was due primarily to an increase in development activities, depreciation, documentation, validation, and other expenses associated with the commercial scale-up of the manufacturing facilities associated with FLUMIST(TM). The Company expects these expenses to increase during the remainder of 1999 as development and manufacturing activities expand in preparation for potential commercialization of FLUMIST(TM). These expenses are expected to increase in the future in continued support of these activities.

    General, administrative and marketing expenses increased to $9.4 million in the nine months ended September 30, 1999, from $7.3 million for the nine months ended September 30, 1998. This increase was due to additional staffing, legal and other infrastructure costs necessary to support the development of FLUMIST(TM) and other products. These expenses are expected to increase in the future in continued support of these activities.

Net Interest Income (Expense)

    Net interest decreased to a net expense of $1.7 million for the nine months ended September 30, 1999, as compared to net interest income of $1.2 million for the nine months ended September 30, 1998. The decrease in net interest is due to a combination of increased interest expense associated with the issuance of the Company's convertible debt on March 30, 1998 and decreased interest income associated with a reduction in the average balances of cash, cash equivalents, and investments as funds have been used to meet operating expenses and capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash, cash equivalents and marketable securities at September 30, 1999 of approximately $48.9 million. In order to preserve principal and maintain liquidity, the Company's funds are invested in United States Treasury and agency obligations, highly rated corporate obligations and other liquid investments.

    The Company has financed its operations since inception primarily through private placements of Preferred Stock from 1992 to 1995, an initial public offering of Common Stock in November 1996, a private sale of Common Stock in March 1997, a second public offering of Common Stock in August 1997, and a private placement of convertible subordinated notes in March 1998. Through September 30, 1999, the Company had raised approximately $236.3 million from such activities net of offering expenses. During 1999, the Company entered into two new credit facilities that could provide a total of up to $27 million of additional financing during 1999 and 2000. (See Note 5 to the financial statements.) Cash used in operations was $35.9 million and $34.9 million for the first nine months of 1999 and 1998, respectively. The increase in cash used in operating activities was primarily due to increases in operating expenses, which was partially offset by the receipt of the $15.0 million payment from Wyeth. The Company expects expenditures for research and development, clinical trials and general, administrative and marketing expenses to continue to increase during the remainder of 1999 and beyond as the Company develops its products, expands its clinical trials and prepares for the potential commercial launch of FLUMIST(TM). Cash expended for capital additions and to repay lease financing arrangements amounted to approximately $10.9 million and $11.9 million for the nine months ended September 30 of 1999 and 1998, respectively. Capital expenditures decreased in 1999 primarily due to a decrease in the level of expenditures for facilities and equipment at PCI and Medeva, which is partially offset by increases in expenditures for the Santa Clara and Mountain View facilities. Capital expenditures are expected to increase during the last quarter of 1999 and beyond, primarily in connection with the Santa Clara facility.

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

    The Company anticipates raising outside funding through additional debt or equity financings in 2000. There can be no assurance that such funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative agreements with others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself, which could materially adversely affect the Company's business, financial condition and results of operations.

IMPACT OF "YEAR 2000"

    Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead, the so-called "Year 2000" problem (Y2K). If not corrected, those programs could cause date-related failures.

    The Company has completed its assessment of Y2K related problems. Four potential areas of exposure -- (a) internal information systems (b) scientific equipment (c) facility support systems (d) the readiness of significant third parties with whom the company has material business relationships -- have been evaluated. The results of the assessment and the status of remedial action and testing are as indicated below.

1.  Internal Information Systems

    The Company uses a number of computers and software programs throughout its entire operations. An inventory has been performed of computer equipment and programs, to determine if Y2K problems exist which may affect the Company's internal information processes.

- The Company has completed the process of upgrading its older financial and accounting programs to Y2K compliant systems. These systems were tested and have been verified to be Y2K compliant.

- During 1998, the Company also completed the installation of internal systems for the accumulation and statistical evaluation of clinical trial data. These systems were tested and have been verified to be Y2K compliant.

- To date, no other significant internal information systems have been identified as non-Y2K compliant.

-   Procedures have been enacted to verify the Y2K compliance of new systems.

2.  Scientific Equipment

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

3.  Facility Support Systems

    The Company has made inquiries of its internal staff and third-party vendors of utilities, communication and other facility support systems at the Mountain View and Santa Clara facilities, to determine if Y2K problems exist which may affect communications, administrative or support functions.

- Remediation was determined to be necessary for certain of the communication and process systems and for certain of the building control, access and alarm systems. With the exception of one environmental monitoring system and certain access control systems, remediation efforts in this area have been completed. Certain hardware replacements and software upgrades were completed as of the end of the third quarter of 1999 at a cost of less than $20,000. These systems will be tested to verify Y2K compliance.

- Remediation efforts on one environmental monitoring system will be completed during the fourth quarter of 1999 at an estimated cost of less than $10,000. This system will then be tested to verify Y2K compliance.

- Manual controls are being identified to address access control issues and will be in place prior to the end of 1999.

4.  Third Parties with Major Business Relationships

    The Company currently has no products available for commercial sale. In preparation for the potential commercial launch of FLUMIST(TM), the Company has contacted its third party manufacturers and its marketing and distribution partners to determine their level of Y2K readiness. All of these parties have advised us that they have a Y2K plan in place and that remediation steps, if any, will be completed prior to December 1999. It is not possible for the Company to undertake an independent verification and testing of the readiness of these parties for all potential Y2K issues. The failure of any of these parties to successfully identify and remedy the impact of Y2K upon their businesses could have a material adverse effect on the Company's business, including delaying or adversely affecting the potential commercial launch of FLUMIST(TM).

    External and internal costs specifically associated with modifying internal use software for Y2K compliance are expensed as incurred. To this point, these costs have not been material, and the Company does not expect such costs to be material in the future. There can be no assurance, however, that the Company's assessment of Y2K's potential impact will not change as we complete our remediation steps and continue to monitor the issue, or that Y2K will not ultimately cause a material disruption in the business of the Company.

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

    ITEM 1.  LEGAL PROCEEDINGS

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

                 On July 8, 1999 a lawsuit entitled Joany Chou v. The University of Chicago, ARCH Development Corp., Bernard Roizman and Aviron Company, was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division by an individual formerly associated with the University of Chicago. On September 30, 1999, this individual filed an amended complaint against the same defendants. This amended complaint appears to purport to assert claims of inventorship relating to United States Patent Nos. 5,328,688; 5,795,713; 5,922,328; their foreign counterparts; and
             potentially other patents and applications, unjust enrichment, fraud, conversion, breach of fiduciary duty, breach of contract and breach of implied contract. The amended complaint seeks, among other things, money damages, an order correcting the inventorship and ownership of the patents referenced above, disgorgement, a constructive trust, possible injunctive and equitable relief, punitive damages, attorneys' fees, costs, and interest. All of the claims appear to relate to patents and patent applications for HSV, and none appear to relate to Aviron's FLUMIST(TM) cold-adapted influenza product or technology or any other pipeline products in research or development. Dr. Roizman is a founder and director of Aviron and a member of its Scientific Advisory Board. Aviron believes the allegations of the lawsuit are unfounded and intends to vigorously defend itself in the matter. There can be no assurance that the Company will prevail in the defense of this lawsuit.

    ITEM 2.  CHANGES IN SECURITIES.

             None

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

             None

    ITEM 5.  OTHER INFORMATION.

             None

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  EXHIBITS

                  ITEM          DESCRIPTION
                  ----          -----------
                  10.28         Master Loan and Security Agreement by and
                                between the Registrant and FINOVA Capital
                                Corporation dated July 23, 1999

                  27.1          Financial Data Schedule.

                  ----------

             (b)  REPORTS ON FORM 8-K

             None

                                     AVIRON

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        AVIRON


Date:  November 15, 1999                By:  /s/ J. Leighton Read, M.D.
     ---------------------------           -----------------------------------
                                        J. Leighton Read, M.D.
                                        Chairman and
                                        Chief Executive Officer

Date:  November 15, 1999                By:  /s/ Fred Kurland
     ---------------------------           -----------------------------------
                                        Fred Kurland
                                        Senior Vice President and
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                           Description
------                           -----------
10.28                    Master Loan and Security Agreement by and between the
                         Registrant and FINOVA Capital Corporation dated July
                         23, 1999

27.1                     Financial Data Schedule.