Form 10-K
period 1999-12-31
AVIRON
filed 2000-03-08
CIK 949173

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD                TO                .

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Based on the closing sale price of $39.6875 on March 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $551,770,193.

    On March 1, 2000, there were outstanding 17,163,183 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

    Part III -- Portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 1, 2000, which will be filed with the Securities and Exchange Commission, are incorporated by reference to the extent stated here.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I..................................................................    3
  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................   31
  Item 3.   Legal Proceedings...........................................   32
  Item 4.   Submission of Matters to a Vote of Security Holders.........   32
PART II.................................................................   33
  Item 5.   Market for the Registrant's Common Stock and Related Stock
            Matters.....................................................   33
  Item 6.   Selected Financial Data.....................................   34
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   35
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   38
  Item 8.   Financial Statements and Supplementary Data.................   38
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   38
PART III................................................................   39
  Item 10.  Directors and Executive Officers of the Registrant..........   39
  Item 11.  Executive Compensation......................................   39
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   39
  Item 13.  Certain Relationships and Related Transactions..............   39
PART IV.................................................................   40
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   40
INDEX TO FINANCIAL STATEMENTS...........................................   40
SIGNATURES..............................................................   41
POWER OF ATTORNEY.......................................................   41

                                    PART I.

ITEM 1. BUSINESS

     The following section contains forward-looking statements that involve risks and uncertainties. When used herein, the words "expects," "anticipates," "estimates," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business Risks' and elsewhere in this Form 10-K.

OVERVIEW

     We are a biopharmaceutical company focused on the prevention of disease through innovative vaccine technology. We are currently focusing our product development and commercialization efforts on our lead product candidate, FluMist, an investigational live virus vaccine for influenza delivered as a nasal spray. Our goal is to become a leader in the discovery, development, manufacture and marketing of innovative vaccines which are safe, effective and economical enough to merit their use in immunization programs targeting the general population. Our vaccine programs are based both on techniques for producing weakened live virus vaccines and on our proprietary genetic engineering technologies. Live virus vaccines, including those for smallpox, polio, measles, mumps, rubella and chicken pox, have had a long record of preventing disease.

     According to the Centers for Disease Control and Prevention, or CDC, epidemics of influenza occur during the winter months nearly every year and are responsible for an average of approximately 20,000 deaths per year in the United States. Influenza viruses also can cause global epidemics of disease during which rates of illness and death from influenza-related complications can increase dramatically. Influenza viruses cause disease in all age groups. Rates of infection are highest among children, but rates of serious illness and death are highest among persons age 65 or older, and persons of any age who have medical conditions that place them at high risk for complications from influenza.

     FluMist is designed to prevent influenza. We are developing and intend to commercialize FluMist primarily in collaboration with our partner Wyeth Lederle Vaccines, a business unit of the pharmaceutical division of American Home Products Corporation, or AHP. FluMist has been shown to provide a high protection rate against influenza in Phase 3 clinical trials in children and healthy adults. In a separate trial conducted in healthy working adults, reductions in days of illness, antibiotic use, health resource use and missed work because of illness were observed across several illness definitions. Based on our clinical data, we intend to submit a Biologics License Application, or BLA, with the U.S. Food and Drug Administration, or FDA, during the fourth quarter of 2000.

     The FDA notified us in 1998 that, in order to support a BLA filing for FluMist, we must demonstrate the clinical equivalence between FluMist produced in our new manufacturing facility located in Pennsylvania and FluMist used in our Phase 3 trials. We must also provide additional data on manufacturing validation and stability. In June 1999, we reported the results of a clinical trial that we believe demonstrated the required clinical equivalence. We are in the process of completing the manufacturing validation exercises, stability studies and documentation we believe necessary to support a BLA for FluMist, which we intend to submit during the fourth quarter of 2000.

     The current formulation of FluMist requires freezer storage throughout distribution. Because international markets do not have distribution channels well suited to the sale of frozen vaccines, Wyeth Lederle has initiated a Phase 2 clinical trial outside of the United States for our second generation refrigerator stable, or liquid, formulation of FluMist.

     We also have a number of other vaccines in various stages of development:

     - a parainfluenza virus type 3 vaccine to prevent the most common cause of croup, a respiratory infection in children, for which we have completed a successful Phase 2 clinical trial;

     - an Epstein-Barr virus vaccine to prevent infectious mononucleosis for which our collaborative partner, SmithKline Beecham Biologicals S.A., has completed a successful Phase 1 clinical trial; and

     - a vaccine for cytomegalovirus, the leading infectious cause of birth defects, for which we plan to start a Phase 1 clinical trial during 2000.

     We are also using our proprietary vaccine design technologies to discover new vaccines, including vaccine candidates for herpes simplex virus type 2, the virus responsible for genital herpes, and respiratory syncytial virus, a virus responsible for a severe lower respiratory infection in infants and young children.

BACKGROUND

     PREVENTION TECHNOLOGY IN THE ERA OF MANAGED CARE AND COST CONTAINMENT

     Health care decision makers in the United States, such as managed care organizations, clinical practice committees and government health authorities, are becoming more interested in disease prevention that can be more cost effective than treating a disease once it is present. In determining whether to use a vaccine approved as safe and effective by the FDA, decision makers consider whether it is cost effective and whether it has been recommended by the ACIP, and by medical specialty societies, such as the Redbook Committee of the AAP, and the American Academy of Family Physicians, or AAFP.

     THE IMMUNE SYSTEM AND VACCINES

     The body's own immune system provides protection against infection. Infections occur when a disease-causing virus or bacterium invades the body and begins to multiply. The human immune system responds in different ways to contain and eliminate this threat. The process begins when specialized cells recognize foreign molecules on the surface of an invading virus or bacterium, called antigens. Immune responses to contain and eliminate the infection include:

     - Antibodies: Antigens stimulate the immune system to produce specific molecules, or antibodies, which neutralize the virus or bacterium. These antibodies circulate throughout the body.

     - Cell-mediated response: An effective immune response typically also leads to the creation of specific types of white blood cells, a cell-mediated response, that deactivate the virus or bacterium or destroy infected cells, which limits the spread of the virus or bacterium.

     - Mucosal immunity: In addition to circulating antibodies and the cell-mediated response, antibodies are also produced in the body's mucous membranes, such as those which line the nose and throat. Mucosal immunity is particularly important in protecting against viruses or bacteria which enter the body through the nose and throat.

     When a vaccine activates the immune system against a specific virus or bacterium, the body remembers that response. This memory primes the immune system to respond if the specific virus or bacterium is encountered again. This memory may be achieved through vaccination with one of several techniques, including introduction of a weakened live virus or bacterium, an antigen fragment, also called a subunit, or with an inactivated, or killed, virus or bacterium.

     Current challenges for vaccine innovation include providing effective protection against the major infectious diseases for which no vaccines are currently available and improving on current vaccines to achieve higher efficacy or greater ease of administration. In the case of influenza viruses, since the circulating strains change frequently, the body may not produce an immune response if it has not been exposed to the specific influenza strain circulating.

TYPES OF VACCINES

  Inactivated and Subunit Virus Vaccines

     Inactivated virus vaccines are produced by killing a virus using chemicals. Some vaccines, such as the hepatitis A vaccine, are based on the whole, inactivated virus. Other vaccines are the result of various degrees of purification to concentrate surface proteins of the virus, called subunits, most responsible for producing immunity. Inactivated and subunit vaccines offer the advantage of little or no risk of infection from the vaccine itself, assuming the virus has been adequately inactivated. Good manufacturing techniques also minimize the possibility of contamination with other viruses or fragments of DNA which could combine with a person's genes.

     The main disadvantage of inactivated and subunit vaccines for many viruses has been a lack of success in triggering enough of an immune response to provide protection against the naturally occurring, or wild-type, virus. Successfully creating a subunit vaccine requires knowledge of which specific antigens are responsible for providing protection. Subunit and inactivated vaccines can produce antibodies in the bloodstream, but are less able to produce antibodies in the mucous membranes where the wild-type virus enters the body.

  Live Virus Vaccines

     Live virus vaccines expose the immune system to a weakened form of the virus which is infectious enough to trigger a lasting immune response to the wild-type virus. All of the live virus vaccines in use today are strains initially derived from natural infections of humans. The weakening of existing live viruses, the basis of vaccines for polio, yellow fever, measles, mumps and rubella, and chicken pox, is accomplished by multiplying these viruses repeatedly in non-human cells. As a result of this process, these viruses gradually change in a way that decreases the ability of the virus to cause disease in humans. The changed virus strain is then tested in animal models, if available, or directly in human subjects to see if it has been appropriately weakened without losing its ability to trigger an immune response. Following testing of safety and the ability to trigger an immune response, in a limited number of human subjects, larger-scale trials are used to demonstrate that the vaccine works in preventing naturally acquired infections.

     When a person experiences a natural infection, the body activates an immune response to that specific infection. The principal advantage of live virus vaccines is their ability to activate the same protective mechanisms of the immune system as a natural infection. This process results in a balanced immune response activating all parts of the immune system, including antibodies at the site of the infection as well as circulating antibodies and cell-mediated immunity. As a result, live viruses are often considered to be more effective than other types of vaccines in providing immunity to natural variations in the wild-type viruses which cause disease. Live virus vaccines may also be easier to administer through their natural route of infection, such as through the nose or mouth.

     However, a weakened live virus vaccine could cause disease resembling a wild-type virus infection in people with an immune system that is not working properly because of a pre-existing disease, HIV infection or drug treatment for cancer or organ transplantation.

     Although beneficial and widely used, there are three theoretical risks with live virus vaccines. First, live virus strains can change as they multiply in human hosts, and it is theoretically possible that a vaccine virus could change back to the wild-type virus. This potential is a small but recognized problem for some of the current live virus vaccines, including polio. Second, a weakened vaccine virus may exchange genetic information with wild-type strains after the vaccine has been given to a person, with the resulting new strain having the potential to cause disease similar to the wild-type strain. Third, the DNA of a live virus vaccine could combine with the DNA of the person receiving the vaccine and cause cancer or other problems in the future.

     The live virus vaccines in widespread use rarely have been associated with significant adverse events. However, the safety of a live virus vaccine can only be finally determined after widespread use.

BUSINESS STRATEGY

     Our objective is to discover, develop, manufacture and market innovative vaccines that are effective, safe and sufficiently economical to merit their widespread use. The key elements of our business strategy are to:

     Apply Our Own Vaccine Design Technologies to a Range of Viruses. We believe that our genetic engineering technologies may be used to create weakened live virus vaccines for a wide range of viruses, including other airborne viruses related to influenza, chronic virus infections related to herpes simplex virus, and potentially to create viruses that can be used in gene therapy and the treatment of cancer. One potential advantage of our vaccine design technology is that we believe engineered viruses, like FluMist, are less likely to change back to wild-type viruses than vaccines created by traditional methods.

     Acquire Promising Products and Technologies. We intend to continue to evaluate opportunities to in-license or otherwise acquire rights to promising products and technologies and intend to add programs that complement our core technologies and capabilities. For example, we obtained exclusive rights to the cold adapted influenza vaccine technology which was used to develop FluMist from the University of Michigan and the NIH, and to our parainfluenza virus 3 vaccine from the NIH.

     Select Programs and Market Vaccines Based on Pharmacoeconomic Data. In setting our internal product development priorities, we will evaluate the potential of each vaccine to protect health and will consider the costs of implementing widespread vaccine programs in relation to potential cost savings to governments and managed health care systems. We also intend to collect data on effectiveness endpoints which allows careful cost effectiveness analyses of our products.

     Establish Collaborative Arrangements to Help Product Development
Efforts. We intend to continue to enter into collaborative arrangements to gain access to specific technologies and skills that may speed up product development and provide additional funding for our research and development and commercialization efforts, particularly outside of the United States. We have entered into a worldwide collaboration for the marketing of FluMist with Wyeth Lederle Vaccines and CSL Limited. We also have an agreement with SmithKline Beecham for the development of a vaccine against mononucleosis.

     Establish Commercialization Capabilities. We have established worldwide marketing collaborations for FluMist and will co-promote the vaccine in the United States with our own dedicated sales force. We will also develop the systems and infrastructure necessary to support the manufacturing and commercialization of our products.

OUR TECHNOLOGY

     Our vaccine programs are based both on classical techniques for producing weakened live virus vaccines and on our own genetic engineering technologies.

     COLD ADAPTED INFLUENZA TECHNOLOGY

     We are applying our expertise in the biology of influenza to develop a live virus vaccine discovered using classical cold-adaptation techniques. The cold adapted influenza vaccine technology developed by Dr. H. F. Maassab at the University of Michigan, created weakened influenza strains by growing the virus in progressively colder conditions until the strains had lost the ability to grow well at human body temperature. We have obtained worldwide exclusive rights to this cold adapted influenza vaccine technology.

     The cold adapted influenza vaccine technology includes the master donor strains for influenza, as well as techniques useful for updating the vaccine each year according to recommendations of the CDC and the FDA. Updated strains are made by combining the master donor strains with current strains to obtain viruses with the weakened properties of the cold adapted master donor strain and the antigenic properties of the current wild-type strain, so that the vaccine will be safe and will also trigger an immune response against the current influenza virus. After cells are infected with two different strains of virus, the resulting eight RNA genes of influenza mix at random in the cells. We select two genes for the antigens of the current wild-type strain and the six remaining genes from the cold adapted master donor strain to combine into the vaccine. This process is called reassortment. We have received the technology for updating the cold adapted master strains from the University of Michigan and have extended this approach with our own techniques. One such technique, reverse genetics, allows the direct combination of genes from the current wild-type virus into the cold adapted master donor strains.

     PROPRIETARY VACCINE DESIGN

     Since Aviron's founding, our core vaccine discovery strategy has been to apply genetic engineering techniques to create weakened live virus vaccine candidates for illnesses where traditional techniques for creating vaccines have not worked. We believe that our vaccine design approach is more flexible and systematic than traditional methods of live vaccine discovery and can be applied to many illnesses and, potentially, to the creation of viruses that can be used in gene therapy and the treatment of cancer. We also believe that our vaccine design approach allows for the design of vaccines that are more genetically stable than classically derived vaccines. Three ways of implementing this approach are:

     - Adding antigenic information from the vaccine virus. An example of this strategy is our creation of a weakened live virus vaccine for CMV, which begins with a vaccine candidate thought to be too weak to trigger the necessary immune response. We discovered genes for certain antigen structures present in wild-type CMV viruses. These genes are now being engineered into the vaccine to create a vaccine with a better immune response. We have identified several vaccine candidates using this approach. We believe this technique of adding antigen structures may someday allow us to create combination vaccines against more than one virus in a single vaccine. The National Institute of Allergies and Infectious Diseases, or NIAID, an institute of the NIH, has filed an Investigational New Drug application, or IND, for the testing of our initial vaccine candidates for CMV.

     - Deleting or modifying specific parts of a virus which cause illness, called virulence proteins. Virulence proteins are parts of a virus that contribute to disease, but that are not required for the virus to stimulate a strong immune response. We have a program based on this strategy to create a live attenuated vaccine against the HSV-2 virus which causes genital herpes. One of our founders, Dr. Bernard Roizman, discovered a particular protein important in the ability of HSV-2 to grow in nerve cells. Since nerve cells are the reservoir from which HSV-2 reactivates itself to cause painful skin sores, deletion of the gene for this protein eliminates the virus' ability to cause infection. This is the basis of our vaccine design program for development of a vaccine for HSV-2.

     - Changing the genetic information used by the virus in its own multiplication. An example of this strategy is work by our scientists to create weakened live virus vaccine candidates for RSV, and a future generation vaccine for influenza in the elderly. Until recently, it was impossible to genetically engineer influenza vaccine strains. Dr. Peter Palese, one of our founders, discovered how to create genetically engineered influenza viruses using reverse genetics. Our scientists have employed this reverse genetics technology to engineer mutations into a gene used by the influenza virus to make copies of itself. The resulting virus has been shown to be weakened in animal models and has been identified as a potential candidate for clinical trials in humans.

VACCINE PRODUCTS UNDER DEVELOPMENT

     The following table summarizes our most advanced potential products under research and development.

------------------------------------------------------------------------------------------------------------
          PROGRAM                 VACCINE TYPE                     STATUS                COMMERCIAL RIGHTS
------------------------------------------------------------------------------------------------------------
 Influenza
   Frozen FluMist
     Children                Cold adapted live virus  Pivotal Phase 3 clinical trial    Aviron/CSL/Wyeth
                                                        completed, BLA planned          Lederle
     Adults                  Cold adapted live virus  Challenge efficacy study          Aviron/CSL/Wyeth
                                                        completed, Phase 3 safety and   Lederle
                                                        effectiveness trial completed,
                                                        BLA planned
     Elderly and High-risk   Cold adapted live virus  Clinical trial completed          Aviron/CSL/Wyeth
     Adults                    (co-administered with                                    Lederle
                               inactivated vaccine)
   Liquid FluMist            Cold adapted live virus  Phase 2 bridging study in         Aviron/CSL/Wyeth
                                                        progress                        Lederle
 Parainfluenza Virus Type 3  Bovine live virus        Phase 2 clinical trial completed  Aviron
 Epstein-Barr Virus          Recombinant subunit      Phase 1 clinical trial completed  SmithKline Beecham
                               Glycoprotein
 Cytomegalovirus             Genetically engineered   Clinical trial planned            Aviron
                               live virus
 Herpes Simplex Virus Type   Genetically engineered   Preclinical                       Aviron
 2                             live virus
 Respiratory Syncytial       Genetically engineered   Preclinical                       Aviron
 Virus                         live virus
------------------------------------------------------------------------------------------------------------

"Pivotal Phase 3 clinical trial completed, BLA planned" means we have completed a multi-center, double-blind, placebo-controlled clinical trial for safety and effectiveness. Our goal is to submit a BLA during the fourth quarter of 2000.

"Challenge efficacy study completed" means we have completed vaccination of patients in a multi-center, double-blind, placebo-controlled clinical trial for safety, immunogenicity and effectiveness.

"Phase 3 safety and effectiveness trial completed, BLA Planned" means we have completed a multi-center, double-blind, placebo-controlled clinical trial in healthy working adults for effectiveness endpoints such as days of respiratory illness, absence from work and medication use.

"Clinical trial completed" indicates that clinical trials have been completed and the data are either being analyzed or the data remain blinded while the analytical plan is under review.

"Phase 2 bridging study in progress" indicates that there is a study measuring clinical equivalence of frozen and liquid FluMist.

"Phase 2 clinical trial completed" means that we are analyzing data from a double-blind placebo-controlled clinical trial for safety and efficacy in infants.

"Phase 1 clinical trial completed" indicates that a Phase 1 clinical trial in healthy adults has been conducted by SmithKline Beecham.

"Clinical trial planned" indicates that we have or are preparing a final regulatory filing prior to initiation of a clinical trial.

"Preclinical" includes assessment of specific vaccine candidates for growth properties in cell culture and for attenuation or immunogenicity in animal models.

    INFLUENZA

     Influenza is a widespread and potentially devastating disease. Influenza symptoms usually last for approximately one week, result in an average of approximately three days of lost work or missed school, and cause approximately 20,000 deaths each year in the United States. Children are a major factor in spreading influenza to others, including those at high risk of developing serious complications from the disease. According to the CDC, more than 80 percent of influenza-related deaths occur in people over age 65. Children under age five and women in the last three months of pregnancy are also at higher risk for serious complications. Several times during the 1900's, influenza caused serious disease in a much larger percentage of the population, called a pandemic. Major pandemics occur when the influenza virus undergoes "antigenic shift," which happens when one influenza strain is replaced by a different strain that the population has not experienced before and against which antibodies have not been developed.

     The variability of the influenza virus requires that the influenza vaccine be changed each year to match the most common current strains. The CDC and the World Health Organization, or WHO, maintain a global network which monitors the occurrence of annual outbreaks. Based on these data, the FDA and the CDC choose the influenza strains to be included in the following season's influenza vaccine in the United States. A similar process is undertaken in Europe by the WHO and various national authorities. Influenza vaccines contain three strains of influenza virus. Typically one or sometimes two of the strains in these vaccines are updated each year. According to the CDC, current vaccines are 70 percent to 90 percent effective in preventing illness, pneumonia, hospitalization, and death due to complications from influenza in healthy persons under age 65, and considerably less effective in the elderly.

     The ACIP has identified the main target groups for the current influenza vaccine as those at increased risk for influenza-related complications, including persons age 65 or older, residents of long-term care facilities, adults and children with chronic lung or heart disease, chronic metabolic diseases such as diabetes, immunosuppression, children and teenagers receiving long-term aspirin therapy and therefore at risk of developing Reye syndrome, and pregnant women. The next level of priority for vaccination identified by the ACIP includes people that may transmit influenza to high-risk persons, including, health care workers and family members of such persons. Furthermore, the ACIP recommends the influenza vaccine for any person who wishes to reduce the chance of becoming ill with influenza. The AAFP has recently extended its recommendations to include healthy adults aged 50 years and older compared to aged 65 and older in its previous recommendations.

     The FDA estimates that approximately 80 to 90 million influenza vaccine doses were manufactured for use in the United States in 1999. According to the CDC, 65 percent of the 34 million Americans over age 65 received the influenza vaccine during 1997, up from less than 25 percent a few years earlier. We believe that a lower percentage of high-risk individuals under age 65 are vaccinated, and that the majority of influenza vaccine doses used in the United States are being given to healthy adults under age 65, many of whom participate in work place vaccination programs. Experts suggest that very few of the 70 million children in the United States under age 18 receive the influenza vaccine, even those at high risk for complications.

     AVIRON'S COLD ADAPTED INFLUENZA VACCINE

     Our lead product candidate, FluMist, is based on the live cold adapted influenza vaccine technology developed by Dr. H. F. Maassab, licensed from the University of Michigan and subject to a Cooperative Research and Development Agreement, or CRADA, with the NIH. FluMist has undergone, and is currently undergoing, extensive clinical trials, many of which are coordinated with NIH-sponsored investigators. At least 90 clinical trials of the cold adapted influenza vaccine technology were performed prior to Aviron involvement, including more than 15,000 volunteers, of whom more than 8,000 received the cold adapted influenza vaccine.

     FluMist is an investigational influenza vaccine delivered as a nasal spray. It has been tested in more than 13,000 children and adults and has been shown to provide a high protection rate against influenza in Phase 3 clinical trials in children and healthy adults. In a Phase 3 effectiveness trial conducted at 13 sites nationwide in healthy working adults, reductions in days of illness, antibiotic use, health resource use and missed work due to illness were observed.

     We are developing FluMist for use every year in children and adults and for use in conjunction with the flu shot for potentially improved protection in high-risk adults, including the elderly. The immune response triggered by FluMist differs from that triggered by the flu shot, which is an inactivated vaccine. FluMist triggers an immune response similar to the natural immune response to wild-type influenza, while the response to the flu shot is more narrowly focused. In addition, FluMist is delivered in the nose, which is the natural point of entry for airborne infections such as the influenza virus. In addition, because FluMist is delivered as a nasal spray, we believe that it provides a more convenient and comfortable way to vaccinate children each year. Children are an important target population because, while most deaths from influenza each year are in the elderly, much of the illness occurs in young children. Children are also an important factor in the spread of influenza throughout the population. Influenza is also associated with middle ear infections, a leading cause of doctor visits and antibiotic use. We expect that FluMist will be given to children in doctors' offices and other locations where the current flu shot is given.

     We are also targeting healthy adults, many of whom are being offered flu shots by their employer and who may prefer FluMist. We believe that many adults who regularly receive the flu shot will select FluMist if given the choice, and that people who have avoided flu shots in the past may receive a vaccination if FluMist is available. We believe that vaccination programs based on FluMist may also decrease the time per vaccination compared to the flu shot. In addition, we are developing FluMist for use with the flu shot for high-risk adults, including the elderly. While efficacy in the elderly has not been conclusively tested, a nursing home study suggests that administration of FluMist alongside the flu shot offers added protection compared to the flu shot alone. We intend to seek recommendations from the ACIP and the AAP and other medical advisory bodies for use of the FluMist vaccine in appropriate populations.

INFLUENZA CLINICAL TRIALS

     To date, we have tested FluMist in more than 13,000 children and adults, including enrolling a total of:

     - 647 participants in Phase 1/2 clinical trials;

     - 92 participants in a challenge efficacy study in adults, in collaboration with the NIH;

     - 1,602 children in year 1 of the Phase 3 pediatric protective efficacy trial, 1,358 of whom have returned for year 2 of the trial;

     - 4,298 children in year 1 and 5,252 children in year 2 of a community protection trial; and

     - 4,561 adults in the healthy working adult effectiveness trial.

     We have limited data on the efficacy of FluMist against laboratory-confirmed influenza from clinical trials in healthy adults. Our clinical trials are being designed to support a BLA seeking approval of FluMist in several target populations. The following table lists the major clinical trials completed or in progress related to FluMist.

     FLUMIST CLINICAL TRIALS

------------------------------------------------------------------------------------------------------
          TRIAL                      PURPOSE OF TRIAL             NUMBER OF SUBJECTS    YEAR OF TRIAL
------------------------------------------------------------------------------------------------------
 FROZEN FLUMIST
 HEALTHY CHILDREN
 AV002/AV002-2             Phase 1/2                                     356              1995-1996
                           Dose Escalation
                           Safety and Immunogenicity
 AV006                     Phase 3 Field                                1,602             1996-1997
                           Pediatric Protective Efficacy (1st
                           year)
 AV006                     Phase 3 Field                                 1358             1997-1998
                           Pediatric Protective Efficacy (2nd
                           year)
 AV007                     Phase 3                                       500                1997
                           Manufacturing Consistency
 AR001                     Phase 3                                        65              1997-1998
                           Safety
 AV011                     Phase 3                                       222                1998
                           H1N1 Challenge
 AV012                     Phase 3 Field                           4,298 (1st year)       1998-1999
                           Community Intervention                  5,252 (2nd year)       1999-2000
 AV014                     Phase 3                                       225              1998-1999
                           Manufacturing "Bridge"
                           Safety and Immunogenicity
------------------------------------------------------------------------------------------------------
 "HIGH RISK" CHILDREN
 AV010                     Phase 3                                        48                1997
                           Safety in Children with Asthma
 DMID#99-012               Phase 2                                        49              1999-2000
                           Safety in Children with HIV
------------------------------------------------------------------------------------------------------
 HEALTHY ADULTS
 AV001                     Phase 1                                       239           1995 1994-1995
                           Safety and Immunogenicity
                           (nasal drops vs. nasal spray)
 AV003                     Phase 3                                        92              1995-1996
                           Challenge
 AV004                     Phase 2                                        20              1995-1996
 AV005                     Phase 2                                        32              1996-1997
 AR001                     Phase 3                                       384              1997-1998
                           Safety
 AV009                     Phase 3                                      4,561             1997-1998
                           Effectiveness
------------------------------------------------------------------------------------------------------
 "HIGH RISK" ADULTS
 AV008                     Phase 3                                       200              1997-1998
                           Safety of Co-administration
                           with Flu Shot
 Veterans                  Phase 3 Field Safety and Efficacy of         2,215             1998-1999
 Administration            Co- Administration with Flu Shot in
                           Subjects with Chronic Obstructive
                           Pulmonary Disease
------------------------------------------------------------------------------------------------------
 LIQUID FLUMIST
 D153-P500                 Phase 2                                1,300 planned and         2000
                           Bridging Study                         over 500 currently
                                                                       enrolled
------------------------------------------------------------------------------------------------------

     PHASE 3 CLINICAL TRIALS IN HEALTHY CHILDREN

     Based on trials by others which showed that a modest immune response in young children to one or two of the strains after a single dose could be boosted significantly by a second dose approximately two months later, we initiated a two-year pivotal Phase 3 clinical trial to evaluate one-and two-dose regimens in children. Our clinical trial data suggest that a repeat or booster dose may be beneficial in young children who do not have previous exposure to influenza or influenza vaccines. Two doses of the flu shot are recommended each year for young children receiving an influenza vaccine for the first time. We enrolled 1,602 children at 10 clinical sites in the pivotal Phase 3 clinical trial, of which 1,314 were vaccinated with a second dose 46 to 74 days after their first vaccination. The primary endpoint of the first stage of the study was defined as protection of children from laboratory-confirmed influenza during the flu season.

     The influenza epidemic in the 1996-1997 influenza season was widespread enough in the general population to allow the data to be unblinded following a single year of enrolling patients. We and the NIAID announced that, based on an initial analysis of the first stage of the Phase 3 trial, FluMist demonstrated a 93 percent protection rate against culture confirmed influenza in those children receiving two doses, the primary endpoint of the study. Only one percent of children receiving two doses of FluMist experienced culture-confirmed influenza, compared to 18 percent of those receiving the placebo. These results were statistically significant. No serious adverse events attributable to FluMist were seen in any subjects to whom FluMist was administered.

     The clinical investigators presented the initial findings of this trial at a scientific conference in the fall of 1997 and, in May 1998, data from the first year of a Phase 3 clinical trial of FluMist were published in The New England Journal of Medicine. In the study, results show that only 14 of the 1,070 children vaccinated with FluMist experienced laboratory-confirmed influenza, while 95 of the 532 placebo recipients experienced laboratory-confirmed influenza. Of the children who received FluMist, only one child developed influenza-associated ear infection, while 20 of the placebo recipients developed influenza-associated ear infections. Throughout the entire cough, cold and flu season, 1,070 children vaccinated with FluMist experienced 30 percent fewer ear infections with fever than children who received placebo, and demonstrated a 35 percent reduction in related antibiotic use for ear infections with fever.

     The children who participated in the first year of this study were invited back to participate for a second year of the study during 1997-1998 and were either vaccinated with a single dose of FluMist or a placebo spray. In September 1998, the results of the second year of this study were presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy, or ICAAC, and were subsequently published in the Journal of Pediatrics in February 2000. The study showed that FluMist provided 100 percent protection against laboratory-confirmed influenza strains included in the 1997-1998 flu vaccine, and 86 percent protection against A/Sydney, an unexpected influenza strain which was not included in any vaccine but was the predominant strain of influenza circulating during the 1997-1998 flu season. Overall, FluMist provided 87 percent protection against all laboratory-confirmed influenza. In the 1,358 participants, there were five cases of influenza due to influenza strains included in the vaccine and 66 cases caused by A/Sydney. Only two percent of children vaccinated with FluMist, 15 out of 917, experienced laboratory-confirmed influenza, all of which was attributable to the A/Sydney strain, while 13 percent of the placebo recipients, 56 out of 441, experienced laboratory-confirmed influenza. The difference between these two influenza attack rates is used to calculate the overall protection rate of 87 percent.

     The incidence of pneumonia and other lower respiratory diseases was also reduced in those children vaccinated with FluMist, compared to placebo. Eight children in the placebo group developed influenza-related wheezing, bronchitis or pneumonia, all of which were due to the A/Sydney strain. No children who received FluMist experienced lower respiratory complications. Among the 15 of the 917 children receiving FluMist who did contract influenza from the variant strain, the illness appeared to be milder than in the control group, based on frequency of complications and duration of fever.

     The NIH and Aviron began a large scale clinical trial in August 1998 to assess the impact of community-wide influenza immunization. The three-year trial, taking place in Temple, Texas, is funded by a $3.0 million grant from the NIH awarded to the Baylor College of Medicine. In the first year of the trial, 4,298 children enrolled and in the second year the enrollment increased to 5,252. The trial will evaluate the impact of vaccinating pre-school and school-age children with FluMist on the spread of influenza into the community as measured by the number of doctor visits for flu-related illness.

    PHASE 3 ADULT CHALLENGE TRIAL

     FluMist has been tested in a 1995-1996 challenge efficacy study at two Vaccine Treatment Evaluation Units involving 92 healthy young adults. Subjects either received FluMist, the flu shot or placebo. There were no serious adverse events attributable to FluMist, and there were no statistically significant differences in the occurrence of any potential reactions assessed in the study between either vaccine or placebo. Following vaccination, wild-type influenza virus was given through the nose. Seven percent of those vaccinated with FluMist and 13 percent of those vaccinated with the flu shot became ill with laboratory-documented influenza, compared to 45 percent of those who received placebo. This translates to an 85 percent protection rate for FluMist and a 71 percent protection rate for the flu shot compared to placebo, both of which were statistically significant. The difference between 85 percent protection for FluMist and 71 percent protection for the flu shot was not statistically significant given the small number of people involved in the study.

     Of the FluMist recipients, 10 percent experienced moderate or severe symptoms following administration of the wild-type influenza virus, a statistically significant reduction compared to 39 percent of placebo recipients. The rate of moderate or severe symptoms observed following administration of the wild-type influenza virus to those who had received the flu shot was 22 percent which was not statistically significant compared to placebo. While the rate of illness seen in the placebo group was consistent with previous influenza challenge efficacy trials by others, the rate of fever or systemic illness was lower than in previous trials. These data were published in Vaccine in December 1999.

    PHASE 3 CLINICAL TRIAL IN HEALTHY ADULTS

     On December 5, 1998, preliminary results reported from a Phase 3 trial in 4,561 healthy working adults showed that those receiving FluMist experienced statistically significant reductions in illness-associated missed work days and health care provider visits, as well as prescription and over-the-counter medication use associated with illness. The study was conducted to assess the impact of immunization on the frequency of influenza-like illness, utilization of health care services, and absenteeism from work. We intend to use this data to support a label claim for the use of FluMist in healthy adults. These data will also be used to support analysis of the cost-savings potential of immunization programs based on FluMist.

     Data from this trial were presented at the first International Symposium on Influenza and Other Respiratory Viruses and published in the Journal of the American Medical Association. Those receiving FluMist compared to those who received the placebo spray missed 28 percent fewer days of work due to upper respiratory illness with fever and had 40 percent fewer days of health care provider visits. Participants also experienced a 45.5 percent reduction in days of prescription antibiotic use, a 17.0 percent reduction in days of non-antibiotic prescription drug use and 28 percent fewer days of over-the-counter, or OTC, medicine use.

     Study results show FluMist recipients had reductions in the occurrence of illness by multiple definitions measured in the study including severe influenza-like illness, 18 percent less, and upper respiratory tract illness with fever, 23 percent less. The number of days of illness was also reduced in FluMist recipients by 23 to 28 percent, depending on the specific illness definitions. The prospectively determined primary endpoint was occurrence of illness using the broadest definition, which was reduced in FluMist recipients by 9.8 percent, a trend which did not reach statistical significance.

     The trial was a double-blind, placebo-controlled study conducted in 13 clinical sites nationwide during the 1997-1998 flu season. Most study subjects self-administered FluMist under the supervision of investigators at their worksite or nearby clinic. Study participants reported their symptoms and health events monthly. Because laboratory tests were not performed to diagnose influenza, several pre-specified illness definitions were used to identify health events that could have been due to influenza virus infection. These included a very broad definition of influenza-like illness, which did not necessarily include respiratory tract symptoms, as well as more severe influenza-like illness and upper respiratory illness with fever.

    PHASE 3 CLINICAL TRIAL IN HIGH-RISK ADULTS

     We have completed a clinical trial for safety in 200 elderly high-risk adults for the use of FluMist for co-administration with the currently available injectable vaccine. Many of the participants in this trial self-administered FluMist. We intend to use the data from this study to support a label claim for safety for such co-administration in high-risk adults, including the elderly. As this trial was not designed to generate efficacy data on use of FluMist in high-risk adults, we cannot be certain that data from this trial, combined with data from our other clinical trials and prior trials, will be sufficient to support FDA approval of an indication for use of FluMist in high-risk adults. Early in the fourth quarter of 1998, the Cooperative Studies program of the Department of Veterans Affairs Office of Research and Development began a one-year trial to evaluate the potential additional benefit of co-administration of FluMist with the flu shot, compared to the flu shot alone, in high-risk patients with chronic obstructive pulmonary disease. This study has been completed with more 2,215 volunteers enrolled at 20 participating VA Medical Centers in the United States. Results from this trial are being prepared for analysis by the VA.

    CLINICAL TRIALS FOR MANUFACTURING CONSISTENCY AND PROCESS

     In February 1998, we reported positive results from a manufacturing consistency lot trial of vaccine manufactured, blended, and filled into sprayers at Medeva. We conducted a randomized, double-blind, placebo-controlled trial in 500 children, designed to evaluate the safety and immunogenicity of three manufacturing lots of FluMist. The children were vaccinated between April and September 1997. Analysis of patient diary cards and antibody responses following two doses of FluMist showed consistent safety and immunogenicity for the different lots according to the pre-defined endpoints. Evidence that different lots of vaccine can be manufactured at a consistent quality level is generally required by the FDA prior to approval of such products for commercial sale.

     We have completed a bridging study designed to evaluate clinical equivalence of vaccine blended and filled at our Pennsylvania facility, compared to vaccine blended and filled at Medeva that was representative of vaccine used in earlier clinical trials. This 225-person trial was completed in Australia in collaboration with CSL Limited. The study's primary endpoint was to show that the lot of FluMist blended and filled at our Pennsylvania facility had similar immunogenicity for all three 1997-98 influenza strains to the lot of vaccine blended and filled at Medeva. The secondary endpoint was to show that the two lots of vaccine had similar safety and tolerability profiles. The trial was conducted from December 1998 through March 1999. Participants were children age 12 to 42 months, randomized to receive vaccine blended and filled at one of the two manufacturing sites. The study met the primary end-points for immunogenicity and safety and we will include the data from this trial in our BLA. We cannot be certain that the FDA will find these data sufficient to demonstrate consistency of manufacture.

     PHASE 2 BRIDGING STUDY WITH LIQUID FLUMIST

     In March 2000, Wyeth Lederle, in conjunction with us, initiated a Phase 2 bridging study with a refrigerator-stable liquid formulation of FluMist in the southern hemisphere.

     This trial is intended to demonstrate clinical equivalence between first generation frozen FluMist and liquid FluMist. To date, more than 500 of an anticipated 1,300 children, age one to three years, have been enrolled. Participants in this randomized, single-blind study will receive either frozen or liquid FluMist.

FLUMIST BLA SUBMISSION

     We are in the process of completing the manufacturing validation requirements we believe necessary to support a BLA submission for FluMist during the fourth quarter of 2000. This process includes validating the tests needed to characterize and release our product and ensuring that all our manufacturing processes, facilities and equipment, including those at our contract manufacturing partner, Medeva, comply with FDA standards.

     Last fall, we announced that we would not submit a BLA for FluMist in 1999 due to inconsistent test results observed during validation exercises. At that time, we initiated an investigation into these results. Importantly, the investigation concluded that the inconsistencies were only associated with certain assays, or tests, and not associated with FluMist or the manufacturing process. We and Wyeth Lederle are addressing these issues to ensure consistent assay performance at commercial scale.

     Celltech Medeva, or Medeva, the international marketing arm of the Celltech Group, plc, notified us that it received a warning letter from the FDA regarding their UK facility where several key stages of the FluMist manufacturing process take place. Some of the comments in the letter referred to the general utility systems in the facility, such as water and clean steam, which are used to prepare supplies used in the manufacture of FluMist. We have been informed by Medeva that it is taking the necessary steps to bring its systems and facility into compliance, and it is working with the FDA to fulfill that objective. While we believe Medeva has taken the necessary steps to bring the relevant general utility systems into compliance, we have also begun to implement plans to eliminate our dependence on these utilities in connection with our planned fourth quarter 2000 BLA submission. Those plans, which will require FDA approval, involve the use of disposable supplies instead of relying on the shared utility systems at Medeva.

OTHER PRODUCTS IN DEVELOPMENT

     PARAINFLUENZA VIRUS TYPE 3

     We are currently developing a vaccine for the treatment of the parainfluenza virus type 3, or PIV-3, a common respiratory virus of childhood is a cause of croup, cough, fever and pneumonia. Every year, primarily during the spring and summer months, PIV-3 infects infants, children and adults. In the United States, at least 60 percent of children are infected by the time they reach two years of age, and 80 percent by four years of age. Children are also a major factor in introducing PIV-3 infection into the family setting. PIV-3 frequently recurs and children typically experience two to three infections of decreasing severity. Unlike influenza, PIV-3 undergoes only a very minor degree of variation in the surface proteins from year to year; therefore, a PIV-3 vaccine will not require annual updates.

     Both circulating and nasal antibodies against PIV-3 play a role in protection against PIV-3 disease. It is thought that protection of the lower respiratory tract from PIV-3 replication and disease requires high circulating levels, whereas resistance to infection and protection against disease in the upper respiratory tract requires mucosal antibodies in the nose. There is currently no available vaccine to protect against PIV-3 infection and no drug for treatment of PIV-3 disease.

     Aviron's Live Parainfluenza Virus Type 3 Vaccine. Our live intranasal vaccine program for PIV-3 utilizes bovine PIV-3, or bPIV-3, vaccine technology licensed from the NIH. Use of bPIV-3 as a vaccine to protect humans against human PIV-3 strains is based on the successful strategy first used by Jenner for smallpox vaccination, in which an animal virus is used as a vaccine to protect humans from the related human virus. It is thought that the attenuation of bPIV-3 seen in primates is due to mutations sustained throughout its genome during its long evolutionary adaptation to the bovine host.

     Clinical Results. Prior to our in-licensing of the bPIV-3 vaccine, it had been tested in Phase 1 clinical trials in almost 100 adults, children and infants. In all age groups, the bPIV-3 vaccine appeared satisfactorily attenuated, safe and genetically stable. Eighty-five percent of infants and children who had not been previously exposed had an immune response from the tested dose; 61 percent of bPIV-3 recipients developed a rise in antibody to the human PIV-3 virus. The vaccine strain caused an immune response in 92 percent of infants younger than six months of age, even in the presence of maternal PIV-3 antibodies. The bPIV-3 vaccine stimulated an immune response to human PIV-3 in 42 percent of these young infants. A preliminary review of a Phase 2 clinical trial announced in December 1998 found that after three doses, 79 percent of the vaccine recipients showed evidence of immunization compared to seven percent of placebo recipients. The trial met our pre-determined objectives for safety and immunogenicity. We intend to move forward with additional clinical development in 2001.

     EPSTEIN-BARR VIRUS

     We are currently developing a vaccine for the Epstein-Barr virus, a herpesvirus that causes infectious mononucleosis and infects most people at some point in their lifetime. Infection at a young age may cause mild symptoms, but the debilitating syndrome of infectious mononucleosis is most common when infection first occurs in adolescence or young adulthood. Sore throat and swollen neck glands are followed by a period of fatigue and lethargy which can last for weeks or even months. Many high school and college students become infected with EBV each year in the United States, of which half or more may develop infectious mononucleosis. The disease usually runs its course without significant medical intervention; however, the long duration of infectious mononucleosis can be a serious problem for high school and college students, and workers.

     Enlargement of the liver and spleen are also common, which is the reason doctors typically prohibit participation in athletic activities to prevent serious injuries. EBV is one of the viruses implicated as a contributing cause of cancer in humans, including Hodgkin's disease, post-transplant and other lymphomas, nasopharyngeal carcinoma, the most common head and neck cancer throughout much of Asia, and Burkitt's lymphoma, a significant disease in Africa.

     We are developing a subunit vaccine for EBV based on the single surface antigen responsible for most of the neutralizing antibodies stimulated by EBV infection. Quantities of this antigen have been expressed, purified and evaluated in a rabbit model, where preliminary results indicate that the antigen is immunogenic when combined with an adjuvant. In 1995 we entered into a worldwide collaboration with SmithKline Beecham, excluding Korea, whereby SmithKline Beecham will fund the development of our EBV vaccine in exchange for marketing rights. In August 1999, we announced that SmithKline Beecham completed a Phase 1 clinical trial in Europe of the subunit vaccine in healthy adults to evaluate safety and immunogenicity. The study showed that the vaccine tested was safe and well-tolerated whether or not subjects had been exposed to EBV prior to the study. Although the study was not designed to evaluate the efficacy of the vaccine, laboratory tests showed evidence of immune response in vaccine recipients.

     CYTOMEGALOVIRUS

     We are currently developing a vaccine for CMV, another member of the herpesvirus group. Most people become infected with CMV at some time in their life. In the United States approximately 50 percent of the population is infected with CMV. These infections are typically asymptomatic or result in mild illness with sore throat, headache, fatigue and swollen glands. CMV also can cause an infectious mononucleosis syndrome clinically indistinguishable from that associated with EBV infection. More serious CMV disease is associated with a weakened immune system, as is often found in AIDS, cancer and transplant patients, which may be due to reactivation of CMV acquired earlier in life, or a new infection. Importantly, if a woman is first exposed to this virus during pregnancy, the resulting infection can cause serious abnormalities in the child. Approximately 40,000 infants in the United States are infected each year, resulting in varying levels of brain damage, physical handicaps, or deafness in over 10 percent of these infants. Congenital CMV syndrome results in significant expenditures for neonatal intensive care and potentially lifelong custodial care.

     No vaccine currently is available for CMV. Recently, the Institute of Medicine, a part of the National Academy of Sciences, issued a report in which CMV was identified as a level I (most favorable) priority for development as a vaccine, based on the public health benefit associated with CMV prevention. Antibodies from persons with high levels of immunity are available in the form of hyperimmune globulins for certain high-risk patients, but use of these products can be costly and of limited efficacy. These products are not used to prevent congenital infection of newborn infants. We believe that widespread vaccination of children/adolescents with a safe and effective CMV vaccine is justified for the same reason that children in the United States are vaccinated against rubella: to protect unborn children from birth defects caused by congenital infection by reducing the risk that mothers can acquire CMV during pregnancy.

     A weakened live virus vaccine candidate for CMV, known as the Towne strain, has been tested by third parties in several hundred people. This strain was reported to be well tolerated, but did not provide sufficient protection in mothers of children in day care who were at risk for CMV infection, or in transplant recipients at risk of acquiring CMV from the donor organs. Our scientists have discovered key differences between Towne strain and the naturally occurring CMV virus. Based on this knowledge, we have used our rational vaccine design approach to create new recombinant CMV vaccine candidates in an attempt to achieve the appropriate balance between attenuation and protection. The NIAID filed an IND for a Phase 1 clinical trial of several of Aviron's CMV vaccine candidates in December 1998. We expect to initiate the first clinical trial for a CMV vaccine in 2000, in conjunction with the NIAID.

     HERPES SIMPLEX VIRUS TYPE 2

     It is estimated that HSV-2, the cause of genital herpes, infects between 40 million and 60 million persons in the United States. Only one-third of those infected experience symptoms, but a significant portion of new infections are caused by transmission from people who do not have any symptoms. Genital herpes is an incurable disease that invades the body once and settles in for a lifetime, often manifesting its presence several times a year with painful sores in the genital area. It is estimated that there are over 500,000 new cases of genital herpes per year in the United States, and that the disease is responsible for over 600,000 physician visits per year.

     Genital herpes also can be acquired by newborn babies as they pass through the birth canal of infected mothers. Neonatal herpes simplex infection can result in serious damage to the brain and many other organs. Each year in the United States, approximately 1,500 infants are infected and these infants have almost a 50 percent risk of death or severe, permanent neurologic damage. In addition, efforts to prevent neonatal herpes contribute significantly to the cost of the disease. For example, women in the United States with a history of genital herpes are often advised to undergo a Cesarean section when prenatal examinations suggest a herpes virus recurrence near the time of delivery. HSV-2 infection can also lead to serious and fatal complications in adults with poor immune systems due to AIDS or drug therapy for organ transplants.

     The most widely used drug therapy for HSV-2 disease is acyclovir, which has been shown to reduce the severity and duration of herpetic lesions, although most patients treated still experience symptoms for several days. When taken several times a day as a preventative for HSV-2, acyclovir also has been shown to reduce the frequency of recurrences. Several additional therapeutics are available or are in the late stages of clinical trials, and several preventative vaccines are in clinical trials; however, no vaccine currently is available to prevent genital herpes. One company recently reported a lack of efficacy in Phase 3 clinical trials of a subunit vaccine. A second company is conducting a Phase 3 clinical trial of a different subunit vaccine, and a third company has announced commencement of a Phase 2 clinical trial of a disabled virus which can undergo only a single cycle of replication after injection.

     We have used our rational vaccine design approach to create live attenuated vaccine candidates intended to prevent HSV-2 disease in uninfected children and young adults. Two of our founders, Dr. Bernard Roizman and Dr. Richard Whitley, in collaboration with Pasteur Merieux Serums et Vaccins, developed a prototype live herpes vaccine based on an oral herpes virus, or HSV-1. After extensive preclinical testing, the virus was tested in humans; however, the immune response following vaccination was deemed insufficient. This insufficiency most likely resulted because too many genes had been deleted, thus rendering the virus over-attenuated. We have licensed technology, along with patents covering strategies for more specific deletions, from ARCH Development Corporation. We have used this technology to create proprietary live vaccine candidates using an HSV-2 backbone, which we have evaluated in preclinical models. Several candidates have shown attenuation in various rodent models, as well as efficacy in protecting guinea pigs and primates from challenge with a lethal dose of wild-type HSV-2. We are developing additional vaccine candidates and intend to use the results of further animal studies to select one or more candidates for evaluation in clinical trials.

     In July 1996, we licensed a portion of our patent rights covering or related to the use of HSV-2 for treatment of cancer and for gene therapy, but excluding use for vaccines, to NeuroVir Research, Inc., a private Delaware corporation. In exchange, we received shares of capital stock and warrants to purchase shares of capital stock, representing a minority interest in the outstanding equity securities of NeuroVir on a fully diluted basis. We are under no obligation to fund development of this technology by NeuroVir.

     RESPIRATORY SYNCYTIAL VIRUS

     RSV is the major cause of lower respiratory tract illness in the very young, responsible for over 90,000 hospitalizations and more than 4,500 deaths a year in the United States. RSV can also cause the common cold. Infection is manifested as cough and fever and, in some cases, pneumonia. While RSV infection can occur at any time of year, epidemics generally occur in the winter. Most cases are in children under age four, with the peak of severe illness under six months of age, particularly in infants with pre-existing heart and lung disease. The leading product used for the prevention of RSV is a humanized monoclonal antibody against RSV and is delivered by injection. One company is testing a cold adapted weakened live virus vaccine for RSV in infants. Available drug therapy is reserved for the most serious cases as it has significant side effects. We are developing a genetically engineered weakened live virus vaccine for RSV using proprietary reverse genetics technology. Our objective is to use this technology to create a number of live virus vaccine candidates that can be tested in animal models before selecting a candidate for testing in humans. However, no assurance can be given that we will be successful in identifying a vaccine candidate.

     LIVE VIRUSES AS VECTORS

     We believe that our virus engineering technology may be used to create strains which carry "foreign" genes and are able to deliver genetic or antigenic information to specific tissues in the host. For example, it is possible to engineer antigens from other viruses into influenza, as has already been demonstrated for small antigenic regions from agents such as HIV and malaria. RSV and PIV-3 are two other important causes of childhood infections which may be targeted by using the influenza virus as a vector to deliver antigens.

FLUMIST PRODUCTION AND MANUFACTURING

     PRODUCTION

     Master Virus Seed Production. After the FDA and the CDC select the influenza strains to be included in the vaccine, we create the respective master virus seeds for use in large-scale production. These contain the hemagglutinin, or HA, and neuraminidase, or NA, genes of the expected epidemic strain and six genes which hold the cold adapted, weakened properties of the master donor strain. Two processes are available for us to make the master virus seeds: classical reassortment and reverse genetics. In the classical reassortment process, which we intend to include in our BLA submission, laboratory virus cells are infected with both the expected strain in circulation and our cold adapted master donor strain, which results in random genetic reassortments between the two strains. The specific reassortment desired is isolated using monoclonal antibodies. This process takes approximately four to six weeks and has been used by scientists at the University of Michigan and Aviron to create more than 20 different vaccine strains that have been tested in human clinical trials. In the reverse genetics approach, which may be submitted in future amendments to our BLA filing, HA and NA genes are isolated from the expected circulating strain and introduced into the cold adapted master donor strain using our proprietary reverse genetics technology. Potential advantages of this process are that it may be somewhat faster and may offer lower risk of contamination than classical reassortment. We have conducted a clinical trial to evaluate safety of the reverse genetics process compared to the classical reassortment process.

     Bulk Monovalent Formulation Production. Under our current arrangement with Medeva, the master virus seeds for each vaccine strain are transferred to Medeva for large scale production of the bulk monovalent formulations of the three vaccine strains, which involves infection, incubation and harvesting from hens' eggs. The eggs used in this process are supplied by a third party that maintains flocks certified to be free of specific pathogenic agents.

     Trivalent Formulation Production. The bulk formulation is frozen and transferred to our facility in Pennsylvania where the monovalent vaccine material is blended into the trivalent formulation, filled into nasal spray devices, packaged and labeled.

     MANUFACTURING FACILITIES AND CONTRACTS

     We currently do not have licensed facilities to manufacture FluMist and have no direct experience with large scale manufacturing of this potential product. All of the cold adapted vaccine material used in our early stage clinical trials was supplied solely by Medeva pursuant to an agreement between us and Medeva entered into in November 1995. Pursuant to this agreement, we have received timely and sufficient supplies for our clinical trials of FluMist through four influenza seasons. Medeva is one of four companies licensed by the FDA to produce influenza vaccine for sale in the United States and produces its own injectable inactivated influenza vaccine. Since 1998 we have been producing supplies for all frozen FluMist clinical trials through creation of master virus seeds at our California facility, production of bulk monovalents at Medeva and the blending and filling into the trivalent formulation at our Pennsylvania facility.

     We initially plan to obtain commercial quantities of bulk vaccine of frozen FluMist from Medeva. Under an agreement between Aviron and Medeva entered into in April 1997, Medeva agreed to manufacture frozen FluMist in bulk until December 31, 2001. In July 1999, this agreement was revised and extended to December 2005.

     In October 1997, we entered into a nonexclusive arrangement with Packaging Coordinators, Inc., a division of Cardinal Health, Inc., or PCI, for the blending, filling, packaging, and labeling of FluMist for commercial sale until October 2004. Under this agreement, we and PCI opened a 34,000-square-foot manufacturing suite in Philadelphia, Pennsylvania at PCI's site in 1998, in which PCI has blended, filled and packaged doses of FluMist for use in 1998-1999 clinical trials. All activities at this site are now referred to collectively as "Aviron PA". If regulatory approval is received, this Aviron PA facility is expected to be used for blending, filling, packaging, labeling and storage of FluMist.

     The production of FluMist is subject to the availability of a large number of specific pathogen-free eggs, for which there are currently a limited number of suppliers. In June 1999, we entered into a non-exclusive agreement with Specific Pathogen-Free Avian Supply, a division of Charles River Laboratories for the acquisition of pathogen-free hens' eggs through December 2001. This agreement may be renewed by mutual agreement of the parties for an additional term of three years.

     In August 1998, Aviron and Becton Dickinson and Company entered into a worldwide exclusive supply agreement under which Becton Dickinson will supply us with its AccuSpray non-invasive nasal spray delivery system for the administration of FluMist through the 2001-2002 flu season. In addition, we depend on the submission by Becton Dickinson of a Device Master File application, or DMF, for separate review by regulatory authorities. We will reference the DMF as part of the BLA submission for FluMist.

     Our current frozen formulation of FluMist is being designed to meet an acceptable level of stability for the U.S. market. In addition to its current frozen formulation, we are exploring alternative formulations and presentations for FluMist which may enable improved distribution and longer shelf life. We believe that a liquid formulation of FluMist will be required to address markets outside the United States and Canada. Aviron and Wyeth Lederle are jointly producing clinical trial material for the liquid formulation of FluMist at our facilities in California and Pennsylvania and in Wyeth Lederle's facilities. As part of our agreement with Wyeth Lederle, both companies have the ability to manufacture liquid FluMist bulk materials.

MARKETING AND SALES

     The current purchasers of vaccines are principally physicians, large HMOs and state and federal government agencies. We intend to sell our products to HMOs, large employers, and government health care agencies, physicians and pharmacies, either directly or through our partners.

     Clinical trials of FluMist have been conducted to provide information regarding its use in three market segments: children, healthy adults, and adults at high-risk of influenza complications due to age or to the presence of chronic medical conditions such as heart or lung disease or diabetes. Use of influenza vaccines in these three segments is subject to somewhat different market forces, and customers are accessed by different channels of distribution.

     CHILDREN

     There are approximately 70 million children age 18 and under in the United States. Influenza among children causes significant impact on families, especially when a parent has to stay home from work to care for a sick child. The current injectable vaccine is rarely used in healthy children, although children have the highest attack rate of influenza and play a major role in the spread of the influenza epidemic. The current injectable influenza vaccine is used in children at high-risk of influenza complications due to conditions such as asthma and congenital heart disease, but public health authorities are concerned that coverage rates are below optimal. Our objective is to develop a new market for influenza prevention in healthy and high-risk children by offering an innovative vaccine to prevent influenza. Because FluMist is delivered as a comfortable nasal spray we believe it would provide an attractive way to immunize children on an annual basis. In addition, FluMist can have an impact in reducing middle ear infections and associated antibiotic use, which increases its value in this population. While clinical data in healthy children appears strong, FluMist studies in high-risk children are limited. We cannot be sure that we will receive a labeling claim for high-risk children.

    HEALTHY ADULTS

     We believe that a large proportion of the current injectable influenza vaccine used in the United States is being administered to healthy adults, either via workplace immunization programs or in programs offered through clinics, pharmacies or other retail outlets. There are approximately 120 million adults in the United States between 18 and 50 years of age who are not classified by the CDC or the ACIP as being at high-risk for influenza complications, but who still could be susceptible to influenza. Our objective is to expand the current market for influenza prevention by offering a unique alternative for individuals who value flu prevention. We believe that immunization programs using FluMist may also decrease the time per vaccination compared to the current influenza injection and therefore allow improved flexibility and efficiency of operation.

    HIGH-RISK ADULTS

     We have completed a clinical trial in high-risk adults to evaluate the efficacy of FluMist when co-administered with the injectable influenza vaccine, compared to the injectable influenza vaccine alone. If this trial is successful, and regulatory approval is received, we intend to market FluMist to be used in conjunction with the injectable influenza vaccine for adults over age 65, approximately 34 million persons in the United States, and for adults under age 65 with conditions which put them at higher risk of influenza complications.

COLLABORATIVE AGREEMENTS

     Our strategy for the development, clinical trials, manufacturing and commercialization of certain of our products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. To date we have entered into the following collaborative agreements.

     FLUMIST AGREEMENTS

  Wyeth Lederle Vaccines

     In January 1999, Wyeth Lederle and Aviron announced a worldwide collaboration for the marketing of FluMist. This agreement became effective in March 1999.

     Under this agreement, we granted Wyeth Lederle exclusive worldwide rights to market FluMist, excluding Korea, Australia, New Zealand and certain South Pacific countries. We and Wyeth Lederle will co-promote FluMist in the United States, while Wyeth Lederle will have the exclusive right to market the product outside the United States. In each case, Wyeth Lederle will hold the marketing rights for up to 11 years. We and Wyeth Lederle will also collaborate on the regulatory, clinical, and marketing programs for FluMist.

     We have received a cash payment of $15.0 million from Wyeth Lederle under the collaboration, and will receive an additional $15.5 million upon acceptance by the FDA of a BLA filing and an additional $20.0 million upon FDA marketing approval for FluMist. We can also earn an additional $20.0 million in milestone payments for expansions in labelling claims and advisory body recommendations. In addition, we are entitled to receive a $10.0 million payment for the submission of a license application in Europe, a

$27.5 million payment for the approval of a liquid formulation of FluMist, and up to $50.0 million upon licensure in international regions. Compensation for achieving additional development and regulatory milestones is included in the agreement terms. The granting of other rights under the license would trigger additional payments to us by Wyeth Lederle in excess of $140.0 million.

     Wyeth Lederle committed to provide up to $40.0 million in financing to us, of which $1.3 million had been provided as of December 31, 1999. Subsequent to December 31, 1999, Wyeth Lederle provided $4.0 million of financing. Of the remaining $34.7 million, $20.0 million is available only upon FDA approval of FluMist. The total potential value for the license fees, milestones and financing support that we could receive exceeds $400.0 million.

     Wyeth Lederle will distribute FluMist and record all product sales. In addition to the payments mentioned above, we anticipate that we will receive approximately 40 percent of FluMist revenues from Wyeth Lederle, in the form of product transfer payments and royalties, which increase at higher sales levels. We will incur expenses to supply and co-promote FluMist.

  CSL Limited

     In June 1998, Aviron and CSL Limited of Victoria, Australia, announced that they will collaborate on the development, sale and distribution of FluMist, in Australia, New Zealand and certain countries in the South Pacific. We and CSL Limited will jointly carry out additional clinical trials in Australia for FluMist. Under the agreement, CSL Limited will sponsor the marketing application with the Therapeutic Goods Administration, Australia's equivalent to the FDA. CSL Limited will have exclusive rights to sell and distribute FluMist in the above listed territory. We and CSL Limited will share profits of FluMist in the Territory. We also will benefit from expansion of CSL Limited's current flu vaccine in pediatric and healthy adult market segments following the approval to market FluMist in the territory. In addition, CSL Limited has agreed, under an option agreement, to grant warrants to us to purchase CSL Limited common stock upon CSL Limited's attainment of certain milestones.

  National Institute of Allergy and Infectious Diseases -- Cold Adapted Influenza Vaccine

     Following a competitive application process, we entered into a Collaborative Research and Development Agreement, or CRADA, in March 1995 with the NIAID of the NIH to conduct clinical trials of our cold adapted influenza vaccine. Wyeth-Ayerst licensed certain rights to the vaccine from the NIH in 1991 and was developing it for sale in collaboration with the NIH until relinquishing its rights in 1993. We have obtained from the NIH and the University of Michigan exclusive rights to trial results and data from the work at the VTEUs and Wyeth-Ayerst. The NIH has agreed to support the trials by enrolling subjects in its network of VTEUs. In addition, we acquired exclusive commercial rights to data generated from all previous clinical trials conducted by the NIH and Wyeth-Ayerst using the vaccine. The term of the CRADA will not exceed five years without a written amendment by the parties. Aviron and the NIAID are discussing a possible extension of the CRADA. Either party may terminate the CRADA for material breach.

  University of Michigan

     In February 1995, we entered into a materials transfer and intellectual property agreement with the University of Michigan. Pursuant to the agreement, the University of Michigan granted us exclusive worldwide rights to certain intellectual property and technology relating to the cold adapted influenza vaccine and proprietary master donor strains of influenza viruses useful in the production of products for vaccination against influenza and potentially for gene therapy and other uses. Specifically, we obtained the exclusive right to develop, manufacture, use, market and sell products incorporating any such intellectual property or utilizing the master strains worldwide. In consideration for the rights granted to us, we:

     - made an initial cash payment to the university;

     - agreed to pay a royalty to the university on net sales of products subject to the license;

     - entered into a sponsored research agreement with the university for a period of at least two years; and

     - issued to the university 1,323,734 shares of Series B Preferred Stock, which automatically converted into 264,746 shares of the common stock at the time of our initial public offering.

     The original agreement had also provided that, in the event that we receive approval to commercially market a product based on the university's technology, we agreed to issue a warrant to the university to purchase shares of our common stock at a price of $10.00 per share, for a number of shares to be based on 1.25 percent of the common stock outstanding on the date of the first commercial sale of the product incorporating the university's technology. In February 2000, the agreement was amended to immediately grant the university a warrant to purchase 340,000 shares of our common stock at an exercise price of $10.00 per share. Upon the date of the first commercial sale of FluMist, if 1.25 percent of our common stock then outstanding exceeds 340,000 shares, we will issue a separate warrant for the excess of that amount of shares over 340,000 allowing the university to purchase the excess shares on the same terms.

     Pursuant to the agreement, we are required to grant to the university an irrevocable, royalty-free license for research purposes, or for transfer to a subsequent licensee should the agreement be terminated, to (1) all improvements developed by us, our affiliates or sublicensees, whether or not patentable; relating to delivery mechanisms and processes for administration and manufacturing of products, as well as packaging, storage and preservation processes for the master strains, and (2) all new technical information acquired by us, our affiliates or sublicensees relating to the master strains and products.

     The term of the agreement is until the later of the last to expire of the university's patents licensed to Aviron or 20 years from the date of first commercial sale of a product incorporating the university's technology. We have the further right to terminate for any reason upon 12 months notice to the university.

     OTHER COLLABORATIVE AGREEMENTS

  National Institute of Allergy and Infectious Diseases -- Parainfluenza Virus Type 3

     In May 1996, we obtained exclusive rights from the NIAID of the NIH to certain biological materials and clinical trial data for our PIV-3 program. The NIH granted to us exclusive rights in specific strains of bovine parainfluenza virus to develop, test, manufacture, use and sell products for vaccination against human parainfluenza virus and other human and animal diseases. In addition, we obtained from the NIAID the right to reference an existing IND and certain data relating to the licensed materials. The NIH retained rights to the licensed materials on behalf of the United States Government to conduct research and to grant research licenses to third parties under certain circumstances. In return for the rights granted by NIH, we will make payments to NIH on the achievement of specified milestones and will make certain royalty payments to NIH. Unless otherwise terminated, the agreement will terminate on cessation of commercial sales of licensed products by us or our sublicensee. We have the unilateral right to terminate the agreement in any country upon providing 60 days notice to NIH.

  SmithKline Beecham Biologicals S.A.

     In October 1995, we signed an agreement with SmithKline Beecham Biologicals, S.A. defining a collaboration on our EBV vaccine technology. Under the terms of our agreement, we granted SmithKline Beecham an exclusive license to produce, use and sell inactivated EBV vaccines incorporating our technology for prophylactic and therapeutic uses on a worldwide basis, except in Korea. In addition, SmithKline Beecham obtained a right of first refusal to an exclusive, worldwide, except Korea, license under any intellectual property rights relating to any live EBV vaccine technology developed or controlled by us during the term of this agreement. We have retained the right to co-market a monovalent formulation of the EBV vaccine in the United States and to have SmithKline Beecham supply such vaccine.

     SmithKline Beecham agreed to fund research and development at Aviron related to the EBV vaccine, in specified minimum amounts, during the first two years of this agreement. SmithKline Beecham made an initial up-front payment to us and agreed to make additional payments upon the achievement of certain product development milestones; the first such milestone payment was made in 1997. We are entitled to royalties from SmithKline Beecham based on net sales of the vaccine. Unless otherwise terminated, the agreement will expire on a country-by-country basis upon the expiration or invalidation of the last remaining patent covered by the agreement or 10 years from the date of first commercial sale of the vaccine, whichever is later. The agreement may be terminated by SmithKline Beecham with respect to any country at any time.

  Sang-A Pharm. Co., Ltd.

     In May 1995, we entered into a Development and License Agreement with Sang-A Pharm. Co., Ltd. We granted to Sang-A exclusive clinical development, manufacturing and marketing rights in Korea for specified products developed by Aviron, including vaccines for influenza, cold adapted and recombinant EBV, CMV, HSV-2 and RSV. However, we are under no obligation to develop any product. Sang-A also will make payments to us upon Sang-A's meeting certain regulatory milestones for each product in Korea and will pay a royalty to us on net sales of such products in South and North Korea.

     The term of this agreement extends, on a product-by-product basis, until 10 years from the date of first commercial sale of each product in Korea. At the conclusion of the term, Sang-A has an option to extend the agreement on a product-by-product basis, for the longer of an additional 10 years or the expiration of the patents covering such product. During any such extension, Sang-A will have either no royalty obligation to us or a reduced royalty obligation, depending on the product.

     Sang-A also is obligated to establish a manufacturing facility with at least enough capacity to meet demand for all Korean product requirements for each product that reaches commercialization, if any. Sang-A has notified Aviron that, at this point, it does not intend to establish a manufacturing plant. In January 1997, Sang-A declared bankruptcy and continues to operate while in receivership. We are unable to predict what, if any, long-term effect the bankruptcy will have on Sang-A and on our agreement with Sang-A.

  The Mount Sinai School of Medicine

     In February 1993, we entered into a technology transfer agreement with The Mount Sinai School of Medicine. Under this agreement, Mount Sinai assigned to us all of its rights, title and interest in and to certain patents and patent applications, as well as all associated know-how and other technical information relating to recombinant negative strand RNA virus expression systems and vaccines, attenuated influenza viruses and certain other technology. Mount Sinai also granted to us (1) an option to acquire any improvements to the inventions disclosed in the assigned patents and patent applications thereafter developed by Mount Sinai and (2) a right of first negotiation for a license or assignment to additional related technology. In consideration for these rights, we issued to Mount Sinai 35,000 shares of our common stock. We also issued to Mount Sinai four warrants to purchase up to a total of 45,000 shares of our common stock, each exercisable for a term of five years commencing upon the occurrence of milestone events.

  ARCH Development Corporation

     In July 1992, we entered into a license agreement with ARCH Development Corporation ARCH, pursuant to which we obtained an exclusive, worldwide commercialization license, with the right to sublicense, to patent rights and related intellectual property and materials pertaining to the herpes simplex viruses, EBV and various recombinant methods and materials. In return for the rights granted to us under this agreement, we will make payments to ARCH upon the achievement of certain milestones in the development of products covered by the license and will pay royalties to ARCH on net sales of such products. ARCH also granted us rights to improvements and additional related technology. The term of this agreement extends until the expiration of the last-to-expire patent rights covered under the license. ARCH has asserted an interpretation of the financial terms of this agreement with us, relating to the license by us of its EBV technology to SmithKline Beecham, which would require us to pay ARCH one-half of any future or past payments, including sublicense fees and milestone payments we received under the SmithKline Beecham agreement. We dispute ARCH's interpretation of the financial terms of the agreement.

BUSINESS RISKS

     This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. When used herein, the words "expects," "anticipates," "estimates," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K.

RISKS RELATED TO FLUMIST

     For the foreseeable future, the risks relating to Aviron are primarily those related to the development and commercialization of FluMist. All of our potential near-term revenues are dependent on the commercialization of FluMist. Because of the seasonality of influenza, FluMist must be available in the third or fourth quarter of the year for us to achieve revenues for that season. Delay in availability of FluMist in the initial year of commercialization or in subsequent years could cause us to lose revenues for an entire influenza season and require us to raise additional capital to cover the costs of additional research and development, related expenses and ongoing fixed costs.

POSTPONING THE SUBMISSION OF OUR APPLICATION TO THE FDA FOR FLUMIST WILL DELAY THE COMMERCIALIZATION OF FLUMIST.

     In 1998, we submitted an application for FluMist, which was not accepted for filing by the FDA. Additional information required before we resubmit our application includes data on manufacturing validation, stability and clinical equivalence. If our manufacturing validation exercises and studies to confirm sufficient shelf-life stability are not successful, or if our facilities validation is delayed, or we encounter additional problems, we will postpone our submission beyond 2000, which will delay commercialization of FluMist.

IF THE FDA FINDS THAT OUR APPLICATION FOR FLUMIST DOES NOT SUPPORT APPROVAL, OR IF ITS INSPECTORS FIND THAT OUR MANUFACTURING FACILITIES ARE NOT ADEQUATE, COMMERCIALIZATION OF FLUMIST MAY BE DELAYED BY ONE OR MORE INFLUENZA SEASONS.

     Approval risk related to manufacturing. If the FDA finds that the validation, clinical or other required data in our application is insufficient, it could refuse to accept our application for filing or could require corrective action or additional data which could delay or prevent approval. The FDA is likely to inspect each of the facilities involved in manufacturing FluMist. FDA inspectors may find deficiencies in the facilities or processes that may lead to delay in FluMist approval or prevent it from being approved at all.

     Celltech Medeva, or Medeva, the international marketing arm of Celltech Group, plc, notified us that it received a warning letter from the FDA regarding their UK facility where several key stages of the FluMist manufacturing process take place. Some of the comments in the letter referred to the general utility systems in the facility, such as water and clean steam, which are used to prepare supplies used in the manufacture of FluMist. We have been informed by Medeva that it is taking the necessary steps to bring its systems and facility into compliance, and it is working with the FDA to fulfill that objective. While we believe Medeva has taken the necessary steps to bring the relevant general utility systems into compliance, we have also begun to implement plans to eliminate our dependence on these utilities in connection with our planned fourth quarter 2000 BLA submission. Those plans, which will require FDA approval, involve the use of disposable supplies, instead of relying on the shared utility systems at Medeva.

     Approval risk related to FluMist indications and claims. We are initially seeking FDA approval for use of FluMist in children and healthy adults. The FDA may not find our clinical data adequate to support use in any particular group and may exclude any segment of the population. The FDA may request additional clinical data to support the safety of FluMist. We may be required to commence and complete additional clinical trials to generate additional data to support product approval for one or more of our target populations, which may lead to substantial delay in FluMist approval or prevent it from being approved for any of those population segments.

IF WE ARE UNABLE TO PERFORM THE COMPLEX ANNUAL UPDATE OF THE FLUMIST FORMULATION FOR NEW INFLUENZA STRAINS IN A TIMELY MANNER, OUR SALES FOR THAT YEAR WILL BE LIMITED OR WE MAY HAVE NO SALES AT ALL.

     Early each year, the FDA determines which strains will be included in the upcoming season's influenza vaccines. After the FDA makes its decision, we will have approximately six months to include the selected strains and manufacture FluMist for use in the upcoming influenza season. The major factors that may delay availability of FluMist each year are:

     - The FDA may delay its selection of strains for a given influenza season.

     - We may experience difficulty or delay in the technically demanding process we follow each year to update the formulation of FluMist.

     - The FDA could require as a release test a brief clinical trial designed to show the safety and activity of the vaccine including the new strains selected for that particular year.

IF WE HAVE DIFFICULTIES WITH OUR MANUFACTURING PROCESS, WE MAY NOT HAVE SUFFICIENT QUANTITIES OF VACCINE.

     We may not have sufficient quantities of vaccine in time to assure availability for the season due to problems with updated strains or performance of suppliers or contract manufacturers. Following inoculation with our updated strains, bulk vaccine is harvested from special hens' eggs. This is a labor-intensive process which must be conducted under strict controls and tight timelines. We are dependent on our contract manufacturer, Medeva, for successful staffing, training and supervision for this process. We are currently dependent on a single supplier for an adequate and timely supply of eggs.

     We may have difficulty with the blending, filling and packaging of FluMist. The bulk vaccine for three strains of influenza must be diluted and blended together prior to filling the nasal spray device. This process must be conducted under strict controls and tight timelines. We depend upon a single supplier for our nasal spray device. We also depend upon our packaging contractor for packaging of the vaccine. The vaccine is subject to strict quality control testing during production and prior to release. Any quality control failures could lead to a reduction in the available supply of FluMist.

IF THE MARKET DEMAND FOR FLUMIST EXCEEDS OUR MANUFACTURING CAPACITY, OUR REVENUE MAY BE LIMITED.

     We may be capacity constrained in our supply of vaccine. In order to secure future production capacity, we may extend and expand existing arrangements, collaborate with other third parties, or establish additional manufacturing facilities. Using an alternative supplier or building a new facility would require a substantial amount of funds and additional clinical trials and testing. We cannot be sure that an additional source of supply will be established on a timely basis, or that we will have or be able to obtain funds sufficient for building or equipping a new facility.

THE SUCCESS OF FLUMIST IS HIGHLY DEPENDENT ON OUR PARTNER, WYETH LEDERLE, FOR MARKETING, PROMOTION, SALES AND DISTRIBUTION ACTIVITIES.

     We have entered into an exclusive agreement with Wyeth Lederle to co-promote, sell, and distribute FluMist. We believe that for FluMist to be widely adopted, the efforts of an experienced pharmaceutical sales force are needed. If Wyeth Lederle fails to devote appropriate resources to promote, sell, and distribute FluMist, sales of FluMist could be reduced. Distribution of FluMist will be challenging for several reasons. First, influenza vaccine is a seasonal product with a shipping period between August and January. Second, FluMist is a frozen product and must remain frozen prior to use. It must be maintained under recommended frozen storage conditions. Although Wyeth Lederle has a distribution system that supports frozen vaccines, if it does not manage these distribution challenges our revenues could be reduced.

     Wyeth Lederle also will participate in the development, manufacturing, promoting, and selling of a liquid formulation of FluMist, which will be particularly important if FluMist is to be accepted outside of the United States. If Wyeth Lederle does not devote sufficient resources to the development and commercialization of this formulation, its commercial availability will be delayed.

     If Wyeth Lederle breaches or terminates its agreement with us or otherwise fails to conduct their FluMist related activities in a timely manner or if there is a dispute about our or their respective obligations, we may need to seek another partner. If any of these events occurs, revenues associated with milestone payments or FluMist commercialization could be delayed, reduced or be substantially more expensive for us to achieve.

IF MEDICAL ADVISORY BODIES, DOCTORS, AND OTHER HEALTH CARE PROVIDERS DO NOT RECOMMEND FLUMIST ITS MARKET OPPORTUNITY WILL BE LIMITED.

     We believe recommendations from advisory bodies such as the Advisory Committee on Immunization Practices, or ACIP, of the CDC, and the American Academy of Pediatrics, or AAP, will be important to encourage doctors and other healthcare providers to recommend FluMist. If these bodies do not recommend FluMist, the product's market opportunity will be limited. We will also need to educate doctors and other healthcare advisors of the safety and clinical efficacy of FluMist and its potential advantages over other influenza vaccines.

WHETHER OR NOT DOCTORS, OTHER HEALTH CARE PROVIDERS AND MEDICAL ADVISORY BODIES RECOMMEND FLUMIST, IF THE MARKET DOES NOT ACCEPT FLUMIST, OUR SALES WILL BE REDUCED.

     FluMist acceptance may be limited by a number of factors, including:

     - perceived effectiveness of competing influenza vaccines, including the flu shot;

     - unfavorable publicity concerning other vaccines;

     - pricing of FluMist;

     - broad accessibility to FluMist;

     - reimbursement polices of government and third-party payors;

     - side effects, such as the runny nose, sore throat or fever seen in some clinical trial participants; and

     - the requirement of frozen storage capacity by those distributing and administering the vaccine.

WE FACE COMPETITION FROM COMPANIES WITH SUBSTANTIAL FINANCIAL, TECHNICAL, AND MARKETING RESOURCES, WHICH COULD SERIOUSLY LIMIT OUR FUTURE REVENUES FROM FLUMIST.

     FluMist will be competing against the flu shot, which is sold by large pharmaceutical companies, including Wyeth Lederle and Medeva.

     We also operate in a rapidly evolving field. Other companies are working to improve the efficacy of flu shots. In addition, we are aware of efforts to develop non-injectable influenza vaccines that would be more directly competitive with FluMist. For example:

     - A nasally administered inactivated vaccine is being developed by Biovector Therapeutics, S.A and Biochem Pharma, Inc. which has been licensed to SmithKline Beecham; and

     - A nasally administered live influenza vaccine has been developed and used in Russia.

     In 1999, the FDA approved two new products for the treatment of influenza: zanamivir and oseltamivir. Zanamivir is marketed as Relenza and is sold by Glaxo Wellcome plc and oseltamivir is marketed as Tamiflu and is sold by Roche Holdings AG. These products inhibit the ability of the influenza virus to replicate. Both zanamivir, delivered via an inhaled powder, and oseltamivir, a pill, were approved for influenza treatment, but neither are approved for the prevention of influenza. When administered within two days of contracting influenza, zanamivir and oseltamivir may reduce the duration of influenza by approximately one day. Clinical data also has shown that taking zanamivir or oseltamivir daily for a period of time during the influenza season can have a preventative effect.

THE FLUMIST MASTER DONOR STRAINS ARE NOT PROTECTED BY PATENTS AND IF THE STRAINS ARE DUPLICATED, THIRD PARTIES MAY BE ABLE TO DEVELOP, MARKET AND SELL A COMPETING VACCINE.

     We have no issued patents covering the FluMist master donor strains. Our rights to the master donor strains are substantially based on (1) an exclusive worldwide license of materials and know-how from the University of Michigan, which owns the master donor strains from which our vaccine is derived; and (2) an exclusive license of know-how and clinical trial data from the National Institutes of Health, or NIH. Neither the University of Michigan nor the NIH has been issued any patents covering the master donor strains. A third party may gain access by some means to the University of Michigan master donor strains and attempt to reproduce FluMist or develop another live virus influenza vaccine that might be comparable to FluMist in terms of safety and effectiveness.

FAILURE TO RAISE ADDITIONAL CAPITAL COULD DELAY FLUMIST COMMERCIALIZATION AND DELAY THE DEVELOPMENT OF A SECOND GENERATION FORMULATION OF FLUMIST AND OF OUR OTHER POTENTIAL PRODUCTS.

     Our operations to date have consumed substantial and increasing amounts of cash. As of December 31, 1999, we had an accumulated deficit of approximately $183.3 million. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The commercialization of FluMist will require a commitment of substantial funds for manufacturing, continued clinical trial efforts and other commercialization activities. We also expect to spend a substantial amount to develop a liquid formulation of FluMist. In addition, we expect to continue funding the research, preclinical testing and clinical trials necessary to develop our early-stage products. We expect our current capital resources and financing commitments will enable us to maintain our current and planned operations until 2001. We expect that we will need to raise additional funds in the future. Our future capital requirements will depend upon many factors, including:

     - product commercialization activities;

     - time and costs involved in obtaining regulatory approvals;

     - increasing manufacturing capacity for FluMist;

     - the progress of preclinical testing and clinical trials;

     - continued scientific progress in the research and development of our vaccine programs; and

     - the addition of other early-stage programs to our product pipeline.

If adequate funds are not available, the commercialization of FluMist may be delayed, we may need to delay the development of a liquid formulation of FluMist, and we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs. If additional funds are raised by issuing equity or convertible securities, percentage ownership in Aviron by existing stockholders will be reduced.

IF WE ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL, OUR ABILITY TO COMMERCIALIZE FLUMIST AND DEVELOP A LIQUID FORMULATION OF FLUMIST MAY BE DELAYED.

     Attracting and retaining significant additional qualified personnel will be critical to our success. To pursue the development and commercialization of FluMist, we will be required to hire additional qualified personnel, especially those with expertise in development, commercial-scale manufacturing, and quality functions. Expansion in these areas is also expected to require the addition of management personnel and the development of additional expertise by existing management personnel. We face competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies.

OTHER RISKS RELATED TO OUR COMPANY

SAFETY OF VACCINES CAN ONLY BE DETERMINED AFTER WIDESPREAD USE IN THE
POPULATION.

     A vaccine could be licensed by the FDA and still be associated with adverse events which reduce or eliminate revenue. For example, in 1998 the FDA approved the use of a vaccine to prevent infant diarrhea, but the product was subsequently withdrawn from the market due to a possible link between a serious bowel disorder and the vaccine. This adverse event occurred at a frequency that was not detectable in a typical clinical development program. In addition there are a number of theoretical risks related to live virus vaccines, including changing back to the naturally-occurring, or wild-type, and re-combining to form a new strain which may cause disease. Also, because of the way it works, a weakened live virus could make an individual more susceptible to secondary infection. In addition, a weakened live virus could cause disease resembling a wild-type virus infection in people with an immune system that is not working properly because of a pre-existing disease, HIV infection or drug treatment for cancer or organ transplantation. The potential for adverse events after introduction to the market is an issue for all vaccines, including FluMist.

OTHER THAN FLUMIST, OUR PRODUCT CANDIDATES ARE AT EARLY STAGES OF DEVELOPMENT, AND IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE PRODUCTS, WE WILL NOT GENERATE REVENUES FROM THESE PRODUCTS.

     To date, none of our product candidates has been commercialized. Other than FluMist, all of our product candidates are in early stages of development. We face the risk of failure normally found in developing biotechnology products based on new technologies. Successfully developing, manufacturing, introducing and marketing our early-stage product candidates will require several years and substantial additional capital. Moreover, we must demonstrate safety and efficacy and gain regulatory approval for these products. We are aware of several companies that are marketing or are in late-stage development of products that would be competitive with our early-stage product candidates.

     In 1996, we completed construction of a pilot manufacturing facility for our potential vaccine products other than FluMist. We currently do not have facilities to manufacture any of our other potential products in commercial quantities and have no experience with commercial manufacture of vaccine products. We are alternatively considering the use of contract manufacturers for the commercial production of our other potential products. We are aware of only a limited number of manufacturers that we believe have the ability and capacity to manufacture our other potential products in a timely manner.

WE MAY NOT RECEIVE PATENT PROTECTION FOR OUR POTENTIAL PRODUCTS AND MANUFACTURING PROCESSES.

     Our success depends to a significant degree upon our ability to develop proprietary products. Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for these inventions. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability, cannot be predicted. We cannot be sure that any of our owned or licensed patents or patent applications will issue or, if issued, will not be invalidated or circumvented, or that the rights granted by them will provide any protection or competitive advantages to us.

     The European Patent Office has informed us of its intention to deny claims relating to methods and compositions of recombinant non-segmented negative-strand RNA viruses contained in one of our granted European patents. Although this decision will not affect our FluMist cold-adapted influenza product, it may affect the European patent protection afforded our other vaccine candidates, including recombinant RSV and recombinant PIV.

OUR PRODUCTS COULD INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, CAUSING COSTLY LITIGATION AND THE LOSS OF SIGNIFICANT RIGHTS.

     Our success will also depend upon us not infringing patents issued to others. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the areas of our research and development programs. Some of these patent applications or patents may limit the scope of claims issuing from our patent applications, prevent certain claims from being issued, or conflict in certain respects with claims made under our applications.

OUR BUSINESS EXPOSES US TO PRODUCT LIABILITY CLAIMS AND THE DEFENSE OR LOSS OF ANY SUCH CLAIM COULD BE COSTLY.

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of vaccines. We have obtained clinical trial liability insurance for our clinical trials. We also intend to seek product liability insurance in the future for products approved for marketing. However, we cannot be sure that we will be able to acquire or maintain insurance at a reasonable cost or in sufficient amounts to protect us from liability risks. A successful product liability claim or a series of claims brought against us could seriously harm our business. We intend to seek inclusion of some of our products in the United States National Vaccine Injury Compensation Program, a no-fault compensation program for claims against vaccine manufacturers, which administers a trust funded by excise taxes on sales of a number of recommended childhood vaccines. We cannot be sure that this government program will continue or that our proposed vaccines will be included in the program.

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS AND AN ACCIDENT COULD BE COSTLY.

     Our business activities involve the controlled use of hazardous materials, chemicals, various radioactive substances and viruses. Although we believe that our safety procedures for handling and disposing of these materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability would seriously harm our business. In addition, we may incur substantial costs to comply with environmental regulations if we develop manufacturing capacity.

OUR STOCK PRICE IS VOLATILE AND YOU MAY LOSE ALL OR A PART OF YOUR INVESTMENT.

     The market price of our common stock has fluctuated significantly to date. The market price of the common stock may fluctuate significantly in response to the following factors, most of which are beyond our control:

     - variations in our quarterly operating results;

     - changes in securities analysts' estimates of our financial performance;

     - changes in market valuations of similar companies;

     - announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     - additions or departures of key personnel; and

     - fluctuations in stock market price and volume, which are particularly common among securities of biopharmaceutical companies.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY.

     In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS WHICH COULD DISCOURAGE OR PREVENT A TAKEOVER, EVEN IF AN ACQUISITION COULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so could be beneficial to our stockholders. These provisions include:

     - establishment of a classified board of directors requiring that not all members of the board may be elected at one time;

     - prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

     - limitations on the ability of stockholders to call special meetings of stockholders;

     - prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

     - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     In October 1997, our board of directors adopted a share purchase rights plan, commonly referred to as a "poison pill." In addition, Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may discourage, delay or prevent a change in control of our company.

EXECUTIVE OFFICERS AND SENIOR MANAGEMENT

     The names of our executive officers and senior management as of December 31, 1999 and information about them is presented below.

                    NAME                       AGE                      POSITION
                    ----                       ---                      --------
EXECUTIVE OFFICERS
C. Boyd Clarke...............................  51    Chief Executive Officer, President and Director
Fred Kurland.................................  50    Senior Vice President and Chief Financial
                                                     Officer
Carol A. Olson...............................  42    Senior Vice President, Commercial Development
SENIOR MANAGEMENT
Edward J. Arcuri, Ph.D. .....................  49    Vice President, Manufacturing
Dianne L. Mastilock..........................  48    Vice President, Human Resources
Paul M. Mendelman, M.D. .....................  52    Vice President, Clinical Research
Eric J. Patzer, Ph.D. .......................  50    Vice President, Development
Rayasam S. Prasad............................  47    Vice President, Technical Affairs

     C. Boyd Clarke, has been our President and Chief Executive Officer since December 1999. From 1998 until joining us, Mr. Clarke was Chief Executive Officer and President of U.S. Bioscience, Inc., a biotechnology company. Mr. Clarke served as President and Chief Operating Officer of U.S. Bioscience, Inc. from 1996 to 1998. From 1977 to 1996, Mr. Clarke held a number of positions at Merck & Co., Inc., including being the first president of Pasteur-Merieux MSD, and most recently as Vice President of Merck Vaccines. Mr. Clarke has a B.S. in Biochemistry, and an M.A. in History from the University of Calgary.

     Fred Kurland, has been our Senior Vice President and Chief Financial Officer since January 1998. Prior to joining us, Mr. Kurland was Vice President and Chief Financial Officer of Protein Design Labs, Inc., a biotechnology company, from 1996 to 1998. From 1995 to 1996, Mr. Kurland was Vice President and Chief Financial Officer at Applied Immune Sciences, a biotechnology company, and from 1987 to 1995, he held a number of positions at Syntex Corporation, a pharmaceutical company, most recently as Vice President and Controller. Mr. Kurland, a Certified Public Accountant, holds a B.S. in Business and Economics from Lehigh University, and an M.B.A. and a J.D. from the University of Chicago.

     Carol A. Olson, has been our Senior Vice President, Commercial Development since May 1998. Prior to joining us, Ms. Olson was the founder and managing director of the Churchill Madison Group, a management consulting firm focused on building new businesses in the medical, life sciences and high technology industries. From 1984 to 1993, Ms. Olson worked for the Hewlett Packard Company. Ms. Olson holds a B.A. in Economics with honors from Yale University and an M.B.A. from Stanford University.

     Edward J. Arcuri, Ph.D., has been our Vice President, Manufacturing since July 1999. Dr. Arcuri joined us from North American Vaccine, Inc., or NAVA, where he served as Vice President, Manufacturing Operations and Process Development from January 1995 to July 1999. Prior to joining NAVA, Dr. Arcuri served as Senior Director, Biological Manufacturing at Merck and Co. from 1991 to 1994. Dr. Arcuri holds a B.S. degree in Biology from the State University of New York at Albany and a masters degree and Ph.D. in Biology from Rensselaer Polytechnic Institute.

     Dianne L. Mastilock, has been our Vice President, Human Resources since February 2000, and has held various positions at Aviron since April 1999. Ms. Mastilock joined us from Digital Link, where she served as Vice President, Human Resources from August 1994 to April 1999. Prior to joining Digital Link, Ms. Mastilock served as Director, Human Resources at Humphry Instruments from 1993 to 1994. Prior to that, Ms. Mastilock was Director, Human Resources at Vitaphore Corp. from 1991 to 1993. Ms. Mastilock holds a B.S. degree in Recreation and Leisure Studies from San Jose State University and a Masters degree in Human Resources and Organizational Development from the University of San Francisco.

     Paul M. Mendelman, M.D., has been our Vice President, Clinical Research since 1996. Dr. Mendelman also is currently consulting professor in the Department of Pediatrics at the Stanford University School of Medicine. Prior to joining Aviron, Dr. Mendelman was Director, Clinical Research, Infectious Diseases for Merck Research Laboratories, a pharmaceutical company, since 1991. From 1983 to 1991, Dr. Mendelman was Clinical Instructor, Assistant Professor and then Associate Professor of Pediatrics at the University of Washington. Dr. Mendelman holds a B.S. and an M.D. from Ohio State University and is a fellow of the American Academy of Pediatrics.

     Eric J. Patzer, Ph.D., has been our Vice President, Development since 1996. Prior to joining the company, Dr. Patzer held various positions with Genentech, Inc, a pharmaceutical company, since 1981, most recently as Vice President, Development. Dr. Patzer holds a B.S. in Mechanical Engineering from The Pennsylvania State University and a Ph.D. in Microbiology from the University of Virginia.

     Rayasam (Ray) S. Prasad, has been our Vice President, Technical Affairs since September 1999. Mr. Prasad joined Aviron from Chiron Vaccines, the global vaccines business unit of Chiron Corporation, a biotechnology company, where he served as Head of Regulatory, Quality and Drug Safety from October 1994 to September 1999. Mr. Prasad also served as Director of Quality Assurance for Therapeutics and Vaccines at Chiron. Prior to joining Chiron, Mr. Prasad held positions in quality assurance and biological manufacturing operations at Genentech from 1986 to 1994, and Burroughs Wellcome Co. from 1981 to 1986. Mr. Prasad holds a B.S. in Pharmacy from Andhra University, India.

ITEM 2. PROPERTIES

     We lease approximately 52,800 square feet of office and laboratory space in Mountain View, California. We have leased this facility through October 2005 and have two options to extend the lease for successive five-year periods. In addition, we are leasing space pursuant to our agreement with PCI. In February 1999, we entered into a lease agreement for approximately 69,000 square feet of office, laboratory and manufacturing space in Santa Clara, California. We have leased this facility through January 2019, with an option to renew for seven years. In July 1999, we obtained an additional 20,000 square feet of laboratory and office space in a building near our current Mountain View facility under a sublease arrangement through June 2001. In October 1999, we leased an additional 52,000 square feet of space in buildings adjacent to its current

Mountain View facility that is covered by the same lease terms as that facility. This facility is being subleased to another party through April 2001. We expect that, after taking possession of this space at the end of the sublease, we will be able to meet our facility needs for office and lab space through 2001. We expect that we may need to obtain additional space for manufacturing, research and development activities and offices in the future.

ITEM 3. LEGAL PROCEEDINGS

     On June 30, 1999, the European Patent Office held oral proceedings in an Opposition filed by American Cyanamid against Aviron's granted European Patent No. 0490972 relating to methods and compositions of recombinant negative-strand RNA viruses. At the oral proceedings, the Opposition Division of the European Patent Office informed us of its intent to issue a written opinion which upholds claims limited to influenza and denies claims directed to non-segmented negative-strand RNA viruses. This decision will not affect our FluMist cold-adapted influenza product. We intend to appeal the decision insofar as it relates to the denied claims; the appeal will request the Technical Board of Appeals to reverse the decision with respect to the denial of the claims directed to non-segmented RNA viruses. There can be no assurance that we will be successful in obtaining claims directed to non-segmented RNA viruses as a result of the appeal. If we do not succeed in the appeal of the claims directed to non-segmented RNA viruses it could negatively impact our ability to exclude others from commercializing an RSV or PIV vaccine based on genetically engineered candidates in Europe.

     On July 8, 1999, a lawsuit entitled Joany Chou v. The University of Chicago, ARCH Development Corp., Bernard Roizman and Aviron Company, was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, or Court, by an individual formerly associated with the University of Chicago. On February 18, 2000, the Court granted Aviron's motion to dismiss, thereby dismissing without prejudice all pending claims made by the plaintiff against Aviron. We cannot be sure that we will prevail in the defense of this lawsuit in the event that the plaintiff appeals the Court's ruling and is successful in reinstating her claims or in bringing new claims against Aviron.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to vote of the Aviron's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "AVIR." We commenced trading on the Nasdaq National Market on November 5, 1996. The following table presents the high and low per share sales prices of our common stock as reported by the Nasdaq National Market.

                                                              COMMON STOCK PRICE
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
YEAR ENDED DECEMBER 31, 1998
  First Quarter.............................................  $28.00     $22.88
  Second Quarter............................................   33.00      22.00
  Third Quarter.............................................   33.00      11.50
  Fourth Quarter............................................   26.63      11.50
YEAR ENDED DECEMBER 31, 1999
  First Quarter.............................................  $26.75     $17.50
  Second Quarter............................................   28.75      17.13
  Third Quarter.............................................   34.06      21.00
  Fourth Quarter............................................   28.75      14.81
YEAR ENDED DECEMBER 31, 2000
  First Quarter (through March 7, 2000).....................  $54.38     $15.00

     On March 7, 2000, the last reported sales price of our common stock on the Nasdaq National Market was $44.44 per share. As of March 1, 2000, there were 402 record holders of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 16, 1999, we sold and issued to American Home Products Corporation 86,136 shares of our common stock, for a purchase price of $15.48 per share, in a private placement. We are obligated to register the shares within 180 days of the purchase date. No underwriter or placement agent was involved in the transaction. The sale of the shares was made in reliance on
Section 4(2) of the Securities Act of 1933, as amended. The common stock purchase agreement is attached as Exhibit 4.11 hereto.

     On February 3, 2000, we sold and issued to American Home Products Corporation 103,332 shares of our common stock, for a purchase price of $19.36 per share, in a private placement. We are obligated to register the shares within 180 days of the purchase date. No underwriter or placement agent was involved in the transaction. The sale of the shares was made in reliance on
Section 4(2) of the Securities Act of 1933, as amended. The common stock purchase agreement is attached as Exhibit 4.13 hereto.

     On March 6, 2000, we sold and issued to American Home Products Corporation 121,212 shares of our common stock, for a purchase price of $16.50 per share, in a private placement, pursuant to a December 30, 1999 agreement. We are obligated to register the shares within 180 days of the purchase date. No underwriter or placement agent was involved in the transaction. The sale of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. The common stock purchase agreement is attached as Exhibit 4.12 hereto.

ITEM 6. SELECTED FINANCIAL DATA

     The following statement of operations and balance sheet data are derived from our audited financial statements. Our audited financial statements at December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999, are included elsewhere in this Form 10-K. You should read our selected financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes thereto contained elsewhere in this Form 10-K.

                                                      YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                       1995        1996        1997         1998         1999
                                     --------    --------    --------     --------     --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues.....................  $  1,707    $  1,625    $  1,477     $    745     $ 22,232
Operating expenses:
  Research and development.........    10,220      14,997      24,254       46,583       68,212
  General, administrative and
     marketing.....................     3,252       4,595       5,978       10,085       13,159
                                     --------    --------    --------     --------     --------
          Total operating
            expenses...............    13,472      19,592      30,232       56,668       81,371
                                     --------    --------    --------     --------     --------
Loss from operations...............   (11,765)    (17,967)    (28,755)     (55,923)     (59,139)
Interest income, net of interest
  expense..........................       362         466       2,253        1,121       (2,731)
                                     --------    --------    --------     --------     --------
Net loss...........................  $(11,403)   $(17,501)   $(26,502)    $(54,802)    $(61,870)
                                     ========    ========    ========     ========     ========
Basic and diluted net loss per
  share............................  $ (20.79)   $  (7.27)   $  (1.94)    $  (3.49)    $  (3.90)
                                     ========    ========    ========     ========     ========
Shares used in computing basic and
  diluted net loss per share.......       546       2,406      13,684       15,724       15,848
                                     ========    ========    ========     ========     ========

                                                         AS OF DECEMBER 31,
                                     ----------------------------------------------------------
                                       1995        1996        1997        1998         1999
                                     --------    --------    --------    ---------    ---------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments...........  $ 17,819    $ 17,872    $ 62,524    $  88,856    $  52,316
Working capital....................    16,775      16,411      54,580       79,369       42,215
Total assets.......................    19,878      21,592      85,325      120,985       91,694
Long-term debt, excluding current
  portion..........................        --          --          --      100,000      112,666
Deferred compensation..............       180       1,099         588          237           96
Accumulated deficit................   (22,444)    (39,935)    (66,411)    (121,254)    (183,279)
Total stockholders' equity
  (deficit)........................    17,537      17,947      75,742        8,966      (39,619)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. When used herein, the words "expects," "anticipates," "estimates," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business -- Business Risks" elsewhere in this Form 10-K.

OVERVIEW

     Since our inception in April 1992, we have devoted substantially all of our resources to our research and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any revenues from the sale of products until 2001 at the earliest. We have incurred cumulative net losses of approximately $183.3 million as of December 31, 1999, and expect to incur substantial operating losses over at least the next several years.

     We expect our research and development expenditures, which include pre-marketing manufacturing expenses, to increase substantially over the next several years as we expand our research and development efforts, preclinical testing and clinical trials with respect to certain of our programs, and early-stage commercial manufacturing activities principally in regard to FluMist. In addition, general, administrative and marketing expenses are expected to continue to increase as we expand our operations and prepare for the potential commercial launch of FluMist.

     In February 2000, we amended our agreement with the University of Michigan to accelerate the issuance of a warrant to the university. As a result of this amendment, we granted the university a warrant to purchase 340,000 shares of our common stock at an exercise price of $10.00 per share. As a result of this amendment, we will record a one-time charge of approximately $10.9 million in the first quarter of 2000. Upon the date of the first commercial sale of FluMist, if 1.25 percent of the common stock then outstanding exceeds 340,000 shares, we will issue an additional warrant allowing the university to purchase the excess shares on the same terms.

     To motivate our employees and align their interests with our stockholders, on February 9, 2000, we granted options for the purchase of a total of 1,264,900 shares of our common stock at an exercise price of $24.00, the closing price of our stock on February 8, 2000. Approximately 27 percent of the options become exercisable upon the acceptance by the FDA of our BLA submission and another 40 percent become exercisable when FluMist is approved for marketing in the United States. These options will become exercisable in February 2005 unless these events related to FluMist occur earlier. The final 33 percent of these options will become exercisable when FluMist is approved for marketing in the United States, but only if this event occurs in 2001. If FDA approval for FluMist is not obtained by December 31, 2001, these options will be cancelled. If the final 33 percent of these options become exercisable, we anticipate incurring compensation expense in the period in which they become exercisable in an amount equal to the difference between the exercise price of the options and the then current fair market value of our common stock.

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenues. We earned $22.2 million in revenues for the year ended December 31, 1999, compared to $0.7 million for the year ended December 31, 1998. The 1999 revenues are comprised primarily of amounts earned from Wyeth Lederle under the FluMist collaboration agreement, which included a non-refundable initial payment in the amount of $15.0 million, $6.0 million in expense reimbursement from Wyeth Lederle for clinical and commercialization expenses, and revenues from other contracts and research grants. The 1998 revenues were from a grant payment from the NIH for research on our cytomegalovirus, or CMV, vaccine and from payments received for services rendered to other biotechnology companies.

     Operating Expenses. Research and development expenses increased to $68.2 million in the year ended December 31, 1999, from $46.6 million for the year ended December 31, 1998. The increase was due primarily to an increase in development activities, depreciation, documentation, validation, and other expenses associated with the commercial scale-up of the manufacturing facilities associated with FluMist. We expect these expenses to increase in the future as development and manufacturing activities expand in preparation for potential commercialization of FluMist.

     General, administrative and marketing expenses increased to $13.2 million in the year ended December 31, 1999, from $10.1 million for the year ended December 31, 1998. This increase was due to additional staffing, legal and other infrastructure costs necessary to support the development of FluMist and other products. These expenses are expected to increase in the future in continued support of these activities.

     Net Interest Income (Expense). Net interest decreased to a net expense of $2.7 million for the year ended December 31, 1999, as compared to net interest income of $1.1 million for the year ended December 31, 1998. The decrease in net interest is due to a combination of increased interest expense associated with the issuance of our convertible subordinated notes on March 30, 1998 and decreased interest income associated with a reduction in the average balances of cash, cash equivalents, and investments as funds have been used to meet operating expenses and capital requirements.

  YEARS ENDED DECEMBER 31, 1998 AND 1997

     Revenues. Total revenues for the year ended December 31, 1998 were $0.7 million, compared to $1.5 million for the year ended December 31, 1997. Revenues for 1998 were comprised of payments under governmental research grants and contract revenue for services provided for others by our animal research facility. Revenues for 1997 were principally payments for research support and milestones due to us under our license and development agreement with SmithKline Beecham for our Epstein-Barr virus vaccine, or EBV.

     Operating Expenses. Research and development costs rose to $46.6 million in 1998 from $24.3 million in 1997. These increases were primarily due to increases in research and development activities and clinical trials of FluMist and parainfluenza virus 3, or PIV-3, vaccine, preclinical testing associated with other programs, and depreciation and other expenses associated with the documentation, validation, and test production at manufacturing facilities.

     General, administrative and marketing costs rose to $10.1 million in 1998 from $6.0 million in 1997. This increase was due to increase in staffing and infrastructure costs and market research activities principally associated with the proposed commercial launch of FluMist.

     Net Interest Income. Our net interest income decreased to $1.1 million in the year ended December 31, 1998, from $2.3 million in the year ended December 31, 1997. Net interest income is the result of increased interest income on our increase in average cash, cash equivalent and investment balances, due to our public offering of common stock in August 1997 and the private offering of convertible subordinated notes in March 1998, offset by the increase in interest expense related to these notes.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash, cash equivalents and marketable securities at December 31, 1999 of approximately $52.3 million. In order to preserve principal and maintain liquidity, our funds are invested primarily in United States Treasury obligations, highly rated corporate obligations and other liquid investments.

     Through December 31, 1999, we raised approximately $263.0 million from sales of equity and convertible debt securities, and debt financing. During 1999, we entered into two credit facilities that could provide a total of up to $27.0 million of additional financing during 1999 and 2000, of which we had drawn $15.4 million at December 31, 1999. The credit facilities are secured by various assets and require the maintenance of a minimum balance of cash and investments in the amount of $20.0 million. The loans must be repaid over periods ranging from 48 to 72 months in amounts ranging from 1.9 percent to 2.6 percent of the original principal sum of each advance. One of the credit facilities has a residual payment of 5.0 percent of the original principal amount that will be due at the 73rd month. No principal payments on our $100.0 million unsecured convertible subordinated notes are required prior to 2005.

RECENT FINANCINGS

     On January 10, 2000, we received a commitment for up to $48.0 million in equity financing from Acqua Wellington North America Equities Fund, Ltd., or Acqua Wellington, in amounts of up to $4.0 million per month, at our discretion, through January 2001. The commitment is reduced by $4.0 million each month whether we draw on the commitment or not. We currently have $44.0 million of these funds available. The price at which this equity is issued is based on the volume weighted average market price for the 18 trading days ending two days prior to sale. In addition to the above commitment, on March 6, 2000, we sold 253,935 shares of common stock to Acqua Wellington for total proceeds of $8.0 million or approximately $31.50 per share. This price was based on the weighted average market price for the 18 trading days period ending on March 2, 2000.

     On February 3, 2000, we sold 309,995 shares of common stock to Ridgeway Investment Ltd., or Ridgeway, for total proceeds of $6.0 million or $19.36 per share. This share price was based on the volume weighted average market price for the 18 trading days ending two days prior to sale.

     On February 3, 2000, we sold 103,332 shares of common stock to AHP for total proceeds of $2.0 million at the same share price and terms as those for the Ridgeway investment described above. On March 6, 2000, we sold 121,212 shares of common stock to AHP for total proceeds of $2.0 million, or $16.50 per share, which were sold pursuant to a December 30, 1999 agreement with AHP.

     Cash used in operations was $58.4 million, $49.5 million and $19.8 million for 1999, 1998 and 1997 respectively. Net cash used in operating activities increased primarily due to increased research and development expenditures. We expect expenditures for research and development, clinical trials and marketing, general and administrative expenses to continue to increase in 2000 as we develop our products, expand our clinical trials and prepare for the potential commercial launch of FluMist. Cash expended for capital additions and to repay lease financing arrangements amounted to approximately $12.3 million, $14.4 million and $6.3 million for 1999, 1998 and 1997, respectively. Capital expenditures decreased in 1999 primarily due to a decrease in the level of expenditures for our facilities and equipment at Aviron PA and those at Medeva, which is partially offset by increases in expenditures for our Santa Clara and Mountain View facilities. Capital expenditures are expected to decrease during the year 2000 but are likely to increase in the future if we decide to expand our product development and manufacturing capabilities. Our FluMist manufacturing agreement with Medeva requires annual minimum payments which will total 25.0 million British Pounds Sterling over the period from July 1999 to December 2005.

     We anticipate that our existing cash, cash equivalents and marketable securities, revenues from existing collaborations, and committed financing arrangements will enable us to maintain our current and planned operations until 2001. Our future cash requirements will depend on numerous factors, including continued scientific progress in the research and development of our technology and vaccine programs; the size and complexity of these programs; our ability to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; the cost of constructing additional manufacturing facilities, should they be deemed necessary; and product commercialization activities.

INCOME TAXES

     At December 31, 1999, we had federal and state net operating loss carryforwards of approximately $178.4 million and $10.2 million, respectively. We also had federal and state research and other tax credit carryforwards of approximately $3.9 million and $2.5 million respectively. The federal net operating loss and other tax credit carryforwards will expire at various dates beginning in the year 2007 through 2019, if not utilized. The state net operating losses will expire at various dates beginning in 2000 through 2004, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "ownership change" provisions of the Internal Revenue Code of 1986. See Note 12 of notes to financial statements for additional information on income taxes.

IMPACT OF "YEAR 2000"

     We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems or the products and services of third parties. We expensed approximately $50,000 during 1999 in connection with remediating our systems. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

RECENT ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. We are currently evaluating the impact of SAB 101 on the accounting for up-front license fees received from Wyeth Lederle. Should we determine that a change in its accounting policy is necessary, such a change will be made effective January 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements would not be restated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

     Interest Rates. Our investment and interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and investments. To mitigate the impact of fluctuations in U.S. interest rates, we place our investments that meet high credit standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of investment and does not permit derivative financial instruments in its investment portfolio. In addition, the average maturity of portfolio is less than one year. As a result, we do not expect any material loss with respect to our investment portfolio.

     Foreign Currency Exchange Rates. We pay for the costs of manufacturing and development activities, equipment, and facilities modifications at Medeva, which is located in the United Kingdom in British Pounds Sterling. As a result, Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the United Kingdom. We are exposed to changes in exchange rates in the United Kingdom. When the U.S. dollar strengthens against the British Pounds Sterling, the U.S. dollar value of British Pounds Sterling-based expenses decreases; when the U.S. dollar weakens, the U.S. dollar value of British Pounds Sterling-based expenses increases. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our financial position as expressed in U.S. dollars. We currently do not hedge our obligations in British Pounds Sterling.

     Cash, Cash Equivalents and Investments. At December 31, 1999 we had cash and cash equivalents of $28.1 million, with a weighted average interest rate of
5.57 percent per year, and short-term investments with a basis of $24.2 million and a fair value of $24.0 million, with a weighted average interest rate of 5.46 percent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and notes thereto appear on pages 42 through 59 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be contained in our definitive Proxy Statement with respect our Annual Meeting of Stockholders, to be held on June 1, 2000, under the captions "Election of Directors -- Nominees," and "Security Ownership of Certain Beneficial Owners and Management -- Compliance with the Reporting Requirement of Section 16(a)," and is incorporated by reference. The information relating to our executive officers of is contained in
Part I, Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be contained in our definitive Proxy Statement with respect our Annual Meeting of Stockholders, to be held June 1, 2000, under the caption "Executive Compensation," and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held June 1, 2000, under the captain "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held June 1, 2000, under the caption "Certain Transactions," and is hereby incorporated by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) INDEX TO FINANCIAL STATEMENTS

     The Financial Statements required by this item are submitted in a separate section beginning on page 50 of this report.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   42
Balance Sheets at December 31, 1998 and 1999................   43
Statements of Operations for each of the three years in the
  period ended December 31, 1999............................   44
Statement of Stockholders' Equity for the three years in the
  period ended December 31, 1999............................   45
Statements of Cash Flows for each of the three years in the
  period ended December 31, 1999............................   46
Notes to Financial Statements...............................   47

(2) INDEX TO FINANCIAL STATEMENTS SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

(3) EXHIBITS

     See Exhibit Index.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2000.

                                          AVIRON

                                          By:      /s/ C. BOYD CLARKE
                                            ------------------------------------
                                            C. Boyd Clarke
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Boyd Clarke and Fred Kurland, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----

          /s/ C. BOYD CLARKE            President and Chief Executive Officer   March 8, 2000
--------------------------------------      (Principal Executive Officer)
            C. Boyd Clarke

           /s/ FRED KURLAND                Senior Vice President and Chief      March 8, 2000
--------------------------------------            Financial Officer
             Fred Kurland                (Principal Financial and Accounting
                                                       Officer)

      /s/ J. LEIGHTON READ, M.D.                Chairman of the Board           March 8, 2000
--------------------------------------
        J. Leighton Read, M.D.

          /s/ REID W. DENNIS                           Director                 March 8, 2000
--------------------------------------
            Reid W. Dennis

     /s/ DENNIS M. FENTON, PH.D.                       Director                 March 8, 2000
--------------------------------------
       Dennis M. Fenton, Ph.D.

    /s/ WAYNE T. HOCKMEYER, PH.D.                      Director                 March 8, 2000
--------------------------------------
      Wayne T. Hockmeyer, Ph.D.

       /s/ PAUL H. KLINGENSTEIN                        Director                 March 8, 2000
--------------------------------------
         Paul H. Klingenstein

      /s/ BERNARD ROIZMAN, SC.D.                       Director                 March 8, 2000
--------------------------------------
        Bernard Roizman, Sc.D.

       /s/ JANE E. SHAW, PH.D.                         Director                 March 8, 2000
--------------------------------------
         Jane E. Shaw, Ph.D.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Aviron

     We have audited the accompanying balance sheets of Aviron as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviron at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 17, 2000

                                     AVIRON

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1999
                                                              ---------    ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  28,164    $  28,081
  Short-term investments....................................     60,692       24,235
  Accounts receivable.......................................         --        3,241
  Inventory.................................................         --        2,082
  Prepaid expenses and other current assets.................      1,303        1,009
                                                              ---------    ---------
          Total current assets..............................     90,159       58,648
  Long-term investments.....................................      6,002           --
  Property and equipment, net...............................     18,521       25,635
  Deposits and other assets.................................      6,303        7,411
                                                              ---------    ---------
TOTAL ASSETS................................................  $ 120,985    $  91,694
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................  $   2,792    $   3,038
  Accrued compensation......................................        804        1,739
  Accrued clinical trial costs..............................        757          846
  Accrued expenses and other liabilities....................      6,029        8,029
  Current portion of capital lease obligations..............        408          101
  Current portion of long-term debt.........................         --        2,680
                                                              ---------    ---------
          Total current liabilities.........................     10,790       16,433
  Deferred rent.............................................      1,116        2,214
  Capital lease obligations, net of current portion.........        113            9
  Long-term debt, net of current portion....................    100,000      112,657
  Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized; issuable in series; none outstanding at
     December 31, 1998 and 1999.............................         --           --
  Common stock, $0.001 par value; 30,000,000 shares
     authorized; 15,723,343 and 16,669,018 shares
     outstanding at December 31, 1998 and 1999,
     respectively...........................................         16           17
  Additional paid-in capital................................    130,524      143,822
  Notes receivable from stockholders........................        (83)         (83)
  Deferred compensation.....................................       (237)         (96)
  Accumulated deficit.......................................   (121,254)    (183,279)
                                                              ---------    ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)........................      8,966      (39,619)
                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........  $ 120,985    $  91,694
                                                              =========    =========

                            See accompanying notes.

                                     AVIRON

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1998        1999
                                                             --------    --------    --------
REVENUES:
  Contract revenue and grants..............................  $  1,477    $    745    $ 22,232
                                                             --------    --------    --------
OPERATING EXPENSES:
  Research and development.................................    24,254      46,583      68,212
  General, administrative and marketing....................     5,978      10,085      13,159
                                                             --------    --------    --------
TOTAL OPERATING EXPENSES...................................    30,232      56,668      81,371
                                                             --------    --------    --------
LOSS FROM OPERATIONS.......................................   (28,755)    (55,923)    (59,139)
OTHER INCOME (EXPENSE):
  Interest income..........................................     2,433       6,003       3,633
  Interest expense.........................................      (180)     (4,882)     (6,364)
                                                             --------    --------    --------
TOTAL OTHER INCOME (EXPENSE), NET..........................     2,253       1,121      (2,731)
                                                             --------    --------    --------
NET LOSS...................................................  $(26,502)   $(54,802)   $(61,870)
                                                             ========    ========    ========
BASIC AND DILUTED NET LOSS PER SHARE.......................  $  (1.94)   $  (3.49)   $  (3.90)
                                                             ========    ========    ========
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER
  SHARE....................................................    13,684      15,724      15,848
                                                             ========    ========    ========

                            See accompanying notes.

                                     AVIRON

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     ADDITIONAL                                                  TOTAL
                                            COMMON    PAID-IN       NOTES        DEFERRED     ACCUMULATED    STOCKHOLDERS'
                                            STOCK     CAPITAL     RECEIVABLE   COMPENSATION     DEFICIT     EQUITY (DEFICIT)
                                            ------   ----------   ----------   ------------   -----------   ----------------
BALANCE AT DECEMBER 31, 1996..............   $11      $ 59,127      $(157)       $(1,099)      $ (39,935)       $ 17,947
Issuance of 1,714,286 shares of common
  stock in private placement, net of
  offering costs of $59...................     2        14,939         --             --              --          14,941
Issuance of 2,690,000 shares of common
  stock in secondary public offering net
  of offering costs of $4,766.............     3        67,979         --             --              --          67,982
Issuance of 226,157 shares of common stock
  upon exercise of stock options, warrants
  and purchase of shares through employee
  stock purchase plan, net of
  repurchases.............................    --           477         --             --              --             477
Deferred compensation recorded relating to
  grant of certain stock options..........    --           218         --           (218)             --              --
Issuance of warrants in lieu of a cash
  payment for services rendered...........    --           100         --             --              --             100
Amortization of deferred compensation.....    --            --         --            729              --             729
Payment of notes receivable...............    --            --         42             --              --              42
Change in net unrealized loss on
  available-for-sale investments..........    --            --         --             --              26              26
Net loss..................................    --            --         --             --         (26,502)        (26,502)
                                             ---      --------      -----        -------       ---------        --------
BALANCE AT DECEMBER 31, 1997..............    16       142,840       (115)          (588)        (66,411)         75,742
Issuance of 181,578 shares of common stock
  upon exercise of stock options, warrants
  and purchase of shares through employee
  stock purchase plan, net of
  repurchase..............................    --         1,019         --             --              --           1,019
Deferred compensation recorded relating to
  grant of certain stock options..........    --            14         --            (14)             --              --
Amortization of deferred compensation.....    --            --         --            365              --             365
Repurchase of 540,711 shares of common
  stock...................................    --       (13,349)        --             --              --         (13,349)
Payment of notes receivable...............    --            --         32             --              --              32
Change in net unrealized loss on
  available-for-sale investments..........    --            --         --             --             (41)            (41)
Net loss..................................    --            --         --             --         (54,802)        (54,802)
                                             ---      --------      -----        -------       ---------        --------
BALANCE AT DECEMBER 31, 1998..............    16       130,524        (83)          (237)       (121,254)          8,966
Issuance of 708,180 shares of common stock
  in private placements, net of offering
  costs of $73............................     1        11,259         --             --              --          11,260
Issuance of 237,495 shares of common stock
  upon exercise of stock options and
  warrants, and purchase of shares through
  employee stock purchase plan............    --         1,691         --             --              --           1,691
Stock compensation for options granted to
  consultants.............................    --           348         --             --              --             348
Amortization of deferred compensation.....    --            --         --            141              --             141
Change in net unrealized loss on
  available-for-sale investments..........    --            --         --             --            (155)           (155)
Net loss..................................    --            --         --             --         (61,870)        (61,870)
                                             ---      --------      -----        -------       ---------        --------
BALANCE AT DECEMBER 31, 1999..............   $17      $143,822      $ (83)       $   (96)      $(183,279)       $(39,619)
                                             ===      ========      =====        =======       =========        ========

                             See accompanying notes

                                     AVIRON

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1998         1999
                                                            --------    ---------    --------
Cash flows from operating activities:
Net loss..................................................  $(26,502)   $ (54,802)   $(61,870)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...........................       657        3,019       4,800
  Amortization of convertible debt offering costs.........        --          423         570
  Amortization of deferred compensation...................       729          365         141
  Stock compensation for options granted to consultants...        --           --         348
  Changes in assets and liabilities:
     Accounts receivable..................................       471           29      (3,241)
     Inventory............................................        --           --      (2,082)
     Prepaid expenses and other current assets............      (188)        (302)        294
     Deposits and other assets............................    (1,514)      (1,179)     (1,678)
     Accounts payable.....................................     2,963         (844)        246
     Accrued expenses and other liabilities...............     3,542        3,757       3,024
     Deferred rent........................................        --           --       1,098
                                                            --------    ---------    --------
Net cash used in operating activities.....................   (19,842)     (49,534)    (58,350)
Cash flows from investing activities:
  Purchases of investments................................   (74,028)    (105,990)    (43,980)
  Maturities of investments...............................    19,888       99,127      86,284
  Expenditures for property and equipment.................    (5,767)     (13,958)    (11,914)
                                                            --------    ---------    --------
Net cash provided by (used in) investing activities.......   (59,907)     (20,821)     30,390
Cash flow from financing activities:
  Principal payments on capital lease and other
     obligations..........................................      (578)        (445)       (411)
  Proceeds from issuance of:
     Convertible subordinated debt........................        --       96,055          --
     Debt financing.......................................        --           --      15,337
     Common stock.........................................    83,400        1,019      12,951
  Repurchase of common stock..............................        --      (13,349)         --
                                                            --------    ---------    --------
Net cash provided by financing activities.................    82,822       83,280      27,877
Net increase (decrease) in cash and cash equivalents......     3,073       12,925         (83)
Cash and cash equivalents, at beginning of year...........    12,166       15,239      28,164
                                                            --------    ---------    --------
Cash and cash equivalents, at end of year.................  $ 15,239    $  28,164    $ 28,081
                                                            ========    =========    ========
Supplemental schedule of non-cash financing and investing
  activities:
  Equipment acquired under lease line of credit...........       153           --          --
  Deferred compensation related to grant of certain stock
     options, less cancellations..........................       218           14          --
  Warrant issued in lieu of payment of legal fees.........       100           --          --
Supplemental disclosures of cash flow information:
  Cash paid for interest..................................       179        2,999       6,364

                            See accompanying notes.

                                     AVIRON

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Aviron (the "Company") was incorporated in the State of California in April 1992 and was reincorporated in the State of Delaware in November 1996. The Company is a biopharmaceutical company focused on the prevention of disease through innovative vaccine technology. The Company is currently focusing its product development and commercialization efforts on its lead product candidate, FLUMIST(TM), an investigational live virus vaccine for influenza delivered as a nasal spray. The Company expects to submit an application for regulatory approval to market FLUMIST(TM) in 2000.

     The Company anticipates working on a number of other long-term development projects which involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete, and may ultimately be unsuccessful. Therefore, the Company will need to obtain additional funds from outside sources to continue its research and development activities, fund operating expenses, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Concentration of Credit Risk

     Cash, cash equivalents and investments are financial instruments that potentially subject the Company to concentrations of credit risk. The Company primarily invests in money market funds, U.S. government obligations, notes of U.S. corporations, certificates of deposit, commercial paper and foreign government securities. By policy, the Company limits the amount of credit exposure to any one entity or financial institution and to any one type of investment other than securities issued by the U.S. government.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents include approximately $4,295,000 and $26,654,000 in money market funds at December 31, 1998 and 1999, respectively.

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

  Accounts Receivable

     Accounts receivable is comprised principally of amounts receivable in connection with reimbursement of certain expenses associated with the development and commercialization of FLUMIST(TM), the Company's live cold-adapted virus vaccine (see Note 3).

  Inventory

     Inventory is comprised principally of sprayer components that will be used in the manufacture of commercial batches of FLUMIST(TM) for sale. Inventory is stated at the lower of cost (FIFO) or market value.

                                     AVIRON

                               DECEMBER 31, 1999

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets which range from three to seven years. Property and equipment at December 31, 1999 includes approximately $280,000 of construction in progress. No depreciation has been charged for these assets during 1999 because such assets have not been placed in service. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the term of the lease.

     As of January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize certain qualifying computer software costs, which are incurred during the application development stage, and amortize them over the software's estimated useful life. The adoption of SOP 98-1 did not have a significant effect on the results of operations or the financial position of the Company.

  Revenue Recognition

     Collaborative research revenue and grant revenue are earned based on research expenses incurred. Amounts received in advance of services to be performed are recorded as deferred revenue until the related expenses are incurred. Non-refundable license fees are recognized as revenue when all obligations related to the fees have been met. Milestone payments are recognized as revenue in the period earned. Contract revenue for services provided by the Company's animal research facility is earned when services are provided per the contract.

  Stock Compensation

     The Company accounts for stock options granted to employees using the intrinsic-value method and thus recognizes no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant.

  Net Loss per Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. In accordance with SFAS 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented separately as, given the Company's net loss position, the result would be anti-dilutive.

     Had the Company been in a net income position, diluted earnings per share would have been presented separately and would have included the shares used in the computation of basic net loss per share as well as the effect of an additional 427,613, 3,159,451, and 3,485,233 shares for the years ended December 31, 1997, 1998 and 1999, respectively, related to the exercise of outstanding options and warrants and the conversion of the convertible subordinated notes into common stock, which shares are not included above. The number of additional shares has been determined using the treasury stock method for options and warrants and the as if converted method for convertible debt.

  Reporting Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for reporting and display of comprehensive income (loss) and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale investments, which are reported in the stockholders' equity, to be included in the comprehensive income (loss). As such items have not been material, separate presentation has not been

                                     AVIRON

                               DECEMBER 31, 1999

included in the Statement of Stockholders' Equity. However, the amounts of the change in net unrealized gain (loss) in available-for-sale investments for the years ended December 31, 1997, 1998, and 1999 approximate $26,000, ($41,000), and ($155,000), respectively. There was no impact from the adoption on the Company's financial position or results of operations.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. The Company is currently evaluating the impact of SAB 101 on the accounting for up-front license fees received from Wyeth Lederle Vaccines, a business unit of Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation (see note 3). Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective January 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements would not be restated.

 2. LICENSE AGREEMENTS

  ARCH Development Corporation

     In July 1992, the Company entered into an exclusive license agreement with ARCH Development Corporation ("ARCH") to acquire the rights to use or sublicense certain technology and make, use or sell certain licensed products. The agreement calls for the Company to make certain payments to ARCH totaling as much as $2.6 million as certain milestones are met. No benchmark payments were made or were due through 1999. If commercialization is achieved, the Company will be required to pay ARCH royalties based on net sales of the licensed products. Further, if the Company were to sublicense the technology, it would be required to pay ARCH royalties on net sales of the sublicensee and, under certain circumstances, up to 50% of the license fee paid by the sublicensee. During 1997, ARCH asserted an interpretation of the financial terms of the agreement with the Company relating to the license for Epstein-Barr virus technology. The assertion would require the Company to pay ARCH one-half of any future or past payments (including sublicense fees and milestone payments) received by the Company under its agreement with SmithKline Beecham (see Note
5). As of December 31, 1999, the Company had received $3,352,000 from SmithKline Beecham. The Company disputes ARCH's interpretation of the financial terms of the agreement. No assurance can be given, however, that the Company's interpretation will prevail. Failure of the Company to prevail could have a material adverse effect on the Company's results of operations.

                                     AVIRON

                               DECEMBER 31, 1999

  The Mount Sinai School of Medicine

     In 1993, the Company entered into a technology transfer agreement with The Mount Sinai School of Medicine of the City University of New York ("Mount Sinai") to acquire certain patent rights and technical information. Pursuant to the agreement, the Company issued to Mount Sinai 35,000 shares of common stock which resulted in a charge to research and development expense of approximately $8,750, and warrants to purchase, in the aggregate, 225,000 shares of Series A preferred stock. Upon the closing of the Company's initial public offering, warrants previously exercisable for 45,000 shares of Series A preferred stock became exercisable for 9,000 shares of common stock at $4.50 per share; warrants covering an additional 148,750 shares of Series A preferred stock became exercisable for 29,750 shares of common stock at $10.00 per share; and the remaining warrants were canceled. These warrants expire on various dates through 2001. As of December 31, 1999 warrants covering 6,234 shares at $4.50 a share, and 1,148 shares at $10.00 per share have been exercised. The Company is also required to reimburse Mount Sinai for costs incurred in connection with the maintenance and protection of certain patents.

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

     On February 16, 2000, the Company amended its agreement with the University of Michigan to accelerate the issuance of a warrant to the university. As a result of this amendment, the Company granted the University of Michigan a warrant to purchase 340,000 shares of Aviron common stock at an exercise price of $10.00 per share. As a result of this amendment, the Company will record a one-time charge of approximately $10.9 million in the first quarter of 2000. Upon the date of the first commercial sale of FLUMIST(TM), if 1.25% of the common stock then outstanding exceeds 340,000 shares, the Company will issue a separate warrant allowing the University of Michigan to purchase the excess shares on the same terms.

     As of December 31, 1999, the Company had funded $1,050,000 of research at the University of Michigan and has no further obligations to fund research.

  NeuroVir Research, Inc.

     In July 1996, the Company licensed certain of its patent rights covering or relating to the use of HSV-2 for treatment of cancer and for gene therapy, but excluding use in vaccines, to NeuroVir Research Inc. ("NeuroVir"), a private Delaware corporation. In exchange, the Company received 458,334 shares of common stock, 3,208,332 shares of preferred stock and a warrant to purchase 1,000,000 shares of common stock. At December 31, 1999, the Company owned approximately 12% of NeuroVir's outstanding capital stock. The Company's investment has a carrying value of zero and Aviron is under no obligation to provide any funding to NeuroVir. As no market exists for NeuroVir's capital stock, it is not practicable to determine the fair value of shares held by the Company.

                                     AVIRON

                               DECEMBER 31, 1999

 3. COLLABORATION AGREEMENT

     On January 12, 1999, the Company announced a worldwide collaboration for the marketing of FLUMIST(TM) with Wyeth Lederle Vaccines, a business unit of Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation ("Wyeth"). This agreement became effective in March 1999.

     Under the agreement, Aviron granted Wyeth exclusive worldwide rights to market FLUMIST(TM). Wyeth and Aviron will co-promote FLUMIST(TM) in the United States, while Wyeth has the exclusive right to market the product outside the United States. In each case, Wyeth holds the marketing rights for up to eleven years. The collaboration excludes Korea, Australia, New Zealand and certain South Pacific countries. The companies will collaborate on the regulatory, clinical, and marketing programs for the product.

     As consideration under the agreement, the Company received a non-refundable cash payment of $15.0 million for the license that was recognized as revenue during the quarter ended March 31, 1999. During the period from March 15 through December 31, 1999, the Company recorded $6 million of revenue in expense reimbursements from Wyeth for a portion of its clinical development and commercialization costs.

     In addition, the Company will receive $15.5 million upon acceptance by the U.S. Food and Drug Administration ("FDA") of a BLA filing and $20.0 million upon FDA marketing approval for FLUMIST(TM). The Company can also earn an additional $20.0 million in milestone payments for expansions in labelling claims and advisory body recommendations. In addition, the Company is entitled to receive a $10.0 million payment for submission of a license application in Europe, a $27.5 million payment for the approval of a liquid formulation of FLUMIST(TM), and up to $50.0 million upon licensure in international regions. Compensation for achieving additional development and regulatory milestones is included in the agreement terms. The granting of certain rights under the license would trigger additional payments in excess of $140.0 million to the Company. Consideration for the license also includes a commitment to provide up to $40.0 million in future financing to the Company from Wyeth, a portion of which is contingent upon regulatory approval of the product, with the remaining amount to come from participation in the Company's future securities offerings. The potential value for the license fees, milestones and financing support that the Company could receive under the collaboration exceeds $400.0 million. In addition to the payments mentioned above, if FLUMIST(TM) is approved for marketing the Company anticipates that it will earn product revenues from Wyeth, in the form of product transfer payments and royalties, which increase at higher sales levels. The Company will incur expenses to supply and co-promote the product.

 4. MANUFACTURING AGREEMENT

     On July 2, 1999 the Company and Celltech Medeva ("Medeva"), the international marketing arm of Celltech Group, plc, extended their collaboration covering the manufacture of key components of FLUMIST(TM) through December 2005. The Company paid Medeva $1.0 million as an up-front fee upon execution of the agreement and an additional $1.0 million of such fees has been accrued as of December 31, 1999. These amounts were charged to expense.

     Under the terms of the new agreement, the Company will make specified payments to Medeva for reaching certain technological, regulatory, and employment milestones, supplying the vaccine components of FLUMIST(TM), and providing the use of facilities. The Company is required to make annual minimum payments to Medeva which will total 25 million British Pounds Sterling over the term of the agreement. These minimum payments include all of the milestone, supply, and facility use payments described above.

     In addition, the Company could make payments to Medeva totaling up to $20.0 million over the term of the agreement based on net sales of FLUMIST(TM).

     The Company recorded expense associated with the Medeva contracts during 1997, 1998, and 1999 in the amounts of $1.1 million, $6.6 million, and $7.0 million, respectively.

                                     AVIRON

                               DECEMBER 31, 1999

 5. DEVELOPMENT AGREEMENTS

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

     The Company recorded revenue under this agreement during 1997 of $1,477,000. No revenue was recorded under this agreement in 1998 or 1999.

  Sang-A Pharm. Co., Ltd.

     In May 1995, the Company entered into a Development and License Agreement with Sang-A Pharm. Co., Ltd. ("Sang-A"). The Company granted to Sang-A certain exclusive clinical development and marketing rights in Korea for specified products developed by the Company, including vaccines for influenza cold-adapted and recombinant EBV, CMV, HSV-2 and RSV on meeting certain conditions. However, the Company is under no obligation to develop any product. Sang-A also will make payments to the Company upon Sang-A's meeting certain regulatory milestones for each product in Korea and will pay a royalty to the Company on net sales of such products in South and North Korea. No assurance can be given, however, that the Company will receive any future payments from Sang-A or that Sang-A will not terminate its agreement with the Company. In January 1997, Sang-A declared bankruptcy and continues to operate in receivership. The Company is unable to predict what, if any, long-term effect the bankruptcy will have on Sang-A and on the Company's agreement with Sang-A.

 6. INVESTMENTS

     Investments consist of the following (in thousands):

                                                         GROSS         GROSS
                                                       UNREALIZED    UNREALIZED    MARKET
                                             COST        GAINS         LOSSES       VALUE
                                            -------    ----------    ----------    -------
As of December 31, 1998:
  Certificates of deposit.................  $ 5,663       $ 30         $  --       $ 5,693
  Corporate commercial paper..............   28,415         --           (12)       28,403
  U.S. corporate bonds....................   36,688        125          (175)       36,638
  U.S. government agency obligations......   11,960         21            (8)       11,973
  Municipal bonds.........................    2,153          1            --         2,154
  Foreign government securities...........    5,702          4            (4)        5,702
                                            -------       ----         -----       -------
                                            $90,581       $181         $(199)      $90,563
                                            =======       ====         =====       =======
As of December 31, 1999:
  Corporate commercial paper..............  $ 4,386       $ 25         $  --       $ 4,411
  U.S. corporate notes....................    9,251         --          (139)        9,112
  U.S. corporate bonds....................    9,385          3           (40)        9,348
  U.S. government agency obligations......    1,004         --           (13)          991
  Municipal bonds.........................    1,810         --            (9)        1,801
                                            -------       ----         -----       -------
                                            $25,836       $ 28         $(201)      $25,663
                                            =======       ====         =====       =======

                                     AVIRON

                               DECEMBER 31, 1999

     Included in the above table are U.S. corporate bonds and commercial paper and U.S. government agency obligations with fair values of $23,869,000 and $1,428,000 at December 31, 1998 and 1999, respectively, which have been classified as cash equivalents in the accompanying balance sheet. All securities had maturities of one year or less except for securities with a market value of $6,002,000 at December 31, 1998, which had maturities no greater than two years.

 7. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Manufacturing equipment.....................................  $ 4,288    $ 5,978
Laboratory equipment........................................    2,790      5,992
Computer equipment..........................................    1,488      3,113
Office equipment............................................      776      1,070
Leasehold improvements......................................   12,773     18,930
Construction in progress....................................    1,334        280
                                                              -------    -------
                                                               23,449     35,363
Less accumulated depreciation and amortization..............   (4,928)    (9,728)
                                                              -------    -------
                                                              $18,521    $25,635
                                                              =======    =======

     Included in property and equipment at December 31, 1998 and 1999, are assets with costs of $2,874,000 and accumulated depreciation of approximately $2,253,800 and $2,848,000, respectively, which have been financed pursuant to the lease line of credit. In addition, $5,445,000 of property and equipment, with accumulated depreciation of $389,000, has been pledged as collateral under the terms of a credit facility entered into during 1999 (see Note 10).

 8. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1999
                                                              ------    ------
Accrued interest............................................  $1,445    $1,438
Accrued manufacturing.......................................   3,219     3,394
Accrued legal expenses......................................     477       965
Accrued testing services....................................     433       775
Accrued expense other.......................................     455     1,457
                                                              ------    ------
          Total.............................................  $6,029    $8,029
                                                              ======    ======

 9. LEASE ARRANGEMENTS

     The Company leases certain office, equipment, warehouse and manufacturing facilities under capital and operating lease agreements. Several leases include options for renewal or purchase, and contain clauses for payment of operating costs, including real estate taxes, utilities, insurance and maintenance. Lease terms range from 2000 to 2019, with options to renew at varying terms. The Company also sub-leases a portion of their leased facilities.

     Rent expense for all operating leases charged against earnings for the years ended December 31, 1997, 1998 and 1999, net of sub-lease income was approximately $1,831,000, $3,787,000 and $6,042,000, respectively.

                                     AVIRON

                               DECEMBER 31, 1999

     At December 31, 1999, the Company's aggregate commitments under such arrangements, net of sub-lease income, are as follows (in thousands):

                                                              CAPITAL LEASE   OPERATING
                                                               OBLIGATIONS      LEASE
                                                              -------------   ---------
Years ending December 31, 2000..............................      $ 107        $ 5,168
  2001......................................................         10          6,728
  2002......................................................         --          7,134
  2003......................................................         --          8,377
  2004......................................................         --          7,758
  Thereafter................................................         --         33,892
                                                                  -----        -------
                                                                    117        $69,057
                                                                               =======
Less amounts representing interest..........................         (7)
                                                                  -----
                                                                    110
Less current portion........................................       (101)
                                                                  -----
                                                                  $   9
                                                                  =====

     In October 1997, the Company entered into a 7 year operating lease agreement for a facility to be used in the manufacturing, packaging and storage of its products. The facility is owned by a contract manufacturer who will provide services to the Company. The lease includes an option allowing the Company to extend the lease beyond the initial term. The agreement requires the Company to pay certain operating costs including a portion of utilities and insurance. The agreement provides for the deferral of 40% of the base monthly rental for a 2-year period. This amount has been accounted for as deferred rent in the accompanying balance sheet. The Company is required to deposit and maintain the deferred amount in an escrow account. As of December 31, 1998 and 1999 deferred rent amounted to approximately $1,116,000 and $2,214,000, respectively. The agreement also requires the lessor to provide a $1,000,000 improvement allowance for construction and improvements to the facility. The Company will repay $500,000 of the improvement allowance to the lessor through an additional charge per unit of production. The $500,000 is presently deposited in an escrow account.

10. LONG-TERM DEBT

  Convertible Debt

     On March 30, 1998, the Company sold unsecured convertible subordinated notes in the aggregate principal amount of $100,000,000 at an interest rate of 5 3/4% due 2005 (the "Notes"). Net proceeds to the Company, after deducting legal and other expenses, were approximately $96,055,000.

     The Notes are convertible into common stock at any time after 90 days following the original issuance through maturity, unless previously redeemed, at a conversion price of $30.904 per share (equivalent to a conversion rate of approximately 32.3583 shares per $1,000 principal amount of Notes), which is subject to adjustment in certain events. Interest on the Notes is paid semi-annually on April 1 and October 1. The Notes can be redeemed by the Company on or after April 6, 2001.

     The fair market value of the Notes as of December 31, 1998 and 1999 approximated $100,250,000 and $70,500,000, respectively, based on quoted market prices.

  Credit Facilities

     During 1999, the Company entered into two new credit facilities that could provide a total of up to $27 million of additional financing during 1999 and 2000. The credit facilities are secured by various assets of the Company and require the maintenance of a minimum balance of cash and investments in the amount of $20 million. On December 29, 1999, $15.4 million was drawn under these credit facilities Once drawn, the

                                     AVIRON

                               DECEMBER 31, 1999

loans will be repaid over varying terms ranging from 48 to 72 months in monthly payments (which include principal and interest) ranging from 1.9 to 2.6% of the original principal sum of each advance. One of the credit facilities will have a residual payment of 5% of the original principal amount that will be due at the 73rd month.

     The loan amounts drawn in December 1999 bear interest at rates ranging from 11.63% to 13.76% with a weighted average rate of 12.37%.

     Principal payments during each of the years from 2000 through 2004 are $2.6 million, $3.1 million, $3.4 million, $3.7 million, and $1.3 million, respectively.

11. STOCKHOLDERS' EQUITY

  Common Stock

     Certain shares of common stock issued to members of management in 1996 through exercises of stock options are subject to repurchase by the Company at $0.50 - $2.50 per share. The above shares vest over periods specified by the Board of Directors. At December 31, 1998 and 1999, there were 37,920 and 10,540 shares, respectively, remaining subject to the Company's right of repurchase.

     On January 10, 2000, the Company received a commitment for up to $48.0 million in equity financing from Acqua Wellington North American Equity Fund, Ltd. ("Acqua Wellington") in amounts of up to $4.0 million per month, at the Company's discretion, through January 2001. The commitment is reduced by $4.0 million each month whether the Company draws on the commitment or not. The price at which this equity is issued is based on the volume weighted average market price for the 18 trading days ending two days prior to sale.

     On February 3, 2000, the Company sold 309,995 shares of common stock to Ridgeway Investment Ltd. for total proceeds of $6.0 million, or $19.36 per share, and sold 103,332 shares of common stock to American Home Products ("AHP"), at the same per share price, for total proceeds of $2.0 million.

     In March 2000, the Company issued further shares (see Note 16).

  Warrants

     Outstanding warrants to purchase common stock are as follows at December 31, 1999:

                   NUMBER                     EXERCISE
                 OF SHARES                     PRICE      EXPIRATION
                 ---------                    --------   -------------
16,666......................................   $ 2.00    January 2000
 2,766......................................   $ 4.50    May 2000
28,602......................................   $10.00    November 2001

     On February 16, 2000 the Company granted the University of Michigan a warrant to purchase 340,000 shares of Aviron's common stock (see note 2).

  Employee Stock Purchase Plan

     The Company has adopted an Employee Stock Purchase Plan under which employees can purchase shares of the Company's common stock based on a percentage of their compensation but not greater than 15 percent of their earnings. The purchase price per share must be equal to the lower of 85% of the market value at the beginning or end of the applicable offering period. A total of 350,000 shares of common stock are reserved for issuance under the plan. As of December 31, 1999, 105,325 shares had been issued under the Plan.

                                     AVIRON

                               DECEMBER 31, 1999

  Stock Options

     On September 15, 1992, the Board of Directors adopted the 1992 Stock Option Plan (the "1992 Plan"). In March 1996, the Company amended and restated the 1992 Plan as the 1996 Equity Incentive Plan (the "1996 Plan"). On June 3, 1999, an amendment of the 1996 Plan was approved by the shareholders to increase the total shares of common stock reserved for future issuance under the 1996 Plan to 4,030,000. The 1996 Plan provides for the grant of incentive and nonstatutory stock options to employees and consultants of the Company and became effective in November 1996 upon the closing of the initial public offering.

     In March 1996, the Company adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") under which 200,000 shares of common stock are reserved for issuance pursuant to nonstatutory stock options. The Directors' Plan became effective upon the closing of the initial public offering.

     On September 21, 1999, the Board of Directors adopted the 1999 Non-Officer Equity Incentive Plan (the "1999 Plan"). Under the 1999 Plan, 1,900,000 shares of common stock were reserved for future issuance. The 1999 Plan provides for the grant of nonstatutory stock options, stock bonuses, rights to purchase restricted stock, and stock appreciation rights to consultants and employees who are not officers or directors of the Company.

     The Company's Plans had 2,456,375 shares available to grant options to employees, consultants and directors at December 31, 1999. Most of the options granted have 10 year terms and vest ratably over 50 months of continued employment.

     In addition, the Company has issued non-qualified stock options outside of the above plans.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                            1997                   1998                    1999
                                    --------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                     OPTIONS     PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                    ---------   --------   ----------   --------   ----------   --------
Outstanding -- beginning of
  year............................    611,936    $ 1.60       885,819    $ 8.87     1,714,535    $19.08
Granted...........................    441,780    $16.08     1,068,717    $24.69     2,017,200    $20.55
Exercised.........................   (141,032)   $ 0.70      (155,553)   $ 2.80      (198,577)   $ 5.66
Forfeited.........................    (26,865)   $ 2.70       (84,448)   $13.25      (248,382)   $22.89
                                    ---------              ----------              ----------
Outstanding -- end of year........    885,819    $ 8.86     1,714,535    $19.08     3,284,776    $20.51
                                    =========              ==========              ==========
Weighted-average fair value of
  options granted during year.....  $   11.07              $    19.23              $    16.34

     During 1995, officers of the Company exercised options granted outside the Plan for 168,000 shares by signing promissory notes amounting to $310,000 which bear interest at 5.73% subject to the Company's right of repurchase which lapses over fifty months. As of December 31, 1999, $82,500 of the promissory notes were still outstanding and 10,540 shares were subject to repurchase.

     The Company has recognized deferred compensation for certain options granted in 1997 and 1998. Total deferred compensation of approximately $2,094,000 recorded through December 31, 1999 is being amortized over the vesting period of such options on an accelerated basis. A portion of these options vested immediately upon grant.

                                     AVIRON

                               DECEMBER 31, 1999

     The options outstanding at December 31, 1999 have been segregated for additional disclosure as follows:

                                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                  --------------------------------------------------   --------------------------
                                                                                          OPTIONS       WEIGHTED-
                                     OPTIONS       WEIGHTED-AVERAGE     WEIGHTED-        CURRENTLY       AVERAGE
                                  OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT   EXERCISE
    RANGE OF EXERCISE PRICES      DEC. 31, 1999    CONTRACTUAL LIFE   EXERCISE PRICE   DEC. 31, 1999      PRICE
    ------------------------      --------------   ----------------   --------------   --------------   ---------
$ 0.25 - $ 1.00.................       22,632            4.7              $ 0.52           22,632        $ 0.52
$ 1.01 - $ 5.00.................       94,431            6.5              $ 1.25           71,815        $ 1.25
$ 5.01 - $10.00.................      131,175            7.0              $ 8.77           93,591        $ 8.56
$10.01 - $20.00.................    1,183,989            9.6              $16.66           83,766        $15.38
$20.01 - $30.38.................    1,852,549            8.8              $25.02          481,107        $25.47

     To motivate the Company's employees and align their interests with the Company's stockholders, on February 9, 2000, the Company granted options for the purchase of a total of 1,264,900 shares of common stock at an exercise price of $24.00, the closing price of our stock on February 8, 2000. Approximately 27% of the options become exercisable upon the acceptance by the FDA of the Company's BLA submission and another 40% become exercisable when FLUMIST(TM)is approved for marketing in the United States. These options will become exercisable in February 2005 unless these events related to FLUMIST(TM) occur earlier. The final 33% of these options will become exercisable when FLUMIST(TM) is approved for marketing in the United States, but only if this event occurs in 2001. If FDA approval for FLUMIST(TM) is not obtained by December 31, 2001, these options will be cancelled. If the final 33% of these options become exercisable, the Company will incur compensation expense in the period in which they become exercisable in an amount equal to the difference between the exercise price of the options and the then current fair market value of the Company's common stock.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma net loss and net loss per share information is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rates of 6.80% for 1997, 4.85% for 1998, and 6.65% for 1999, respectively; volatility factors of the expected market price of the Company's common stock of 0.80 for 1997, 0.80 for 1998, and 0.79 for 1999; no expected dividends; and a weighted-average expected life of the options of 5.0 years for 1997, 7.2 years for 1998, and 7.9 years for 1999.

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

                                     AVIRON

                               DECEMBER 31, 1999

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for net loss per share information):

                                                   1997       1998       1999
                                                 --------   --------   --------
Pro forma net loss.............................  $(27,733)  $(64,883)  $(72,122)
Pro forma net loss per share (basic)...........  $  (2.03)  $  (4.13)  $  (4.55)

  Share Purchase Rights

     In October 1997, the Company's Board of Directors adopted a Share Purchase Rights Plan. The Share Purchase Rights Plan provides for the distribution of certain rights to acquire shares of the Company's Series A Junior Participating Preferred Stock, par value $0.001 (the "Rights") as a dividend for each share of Common Stock held of record as of October 23, 1997. The Rights are triggered and become exercisable upon the occurrence of either (i) the date of a public announcement of the acquisition of 20% or more beneficial ownership of the Company's Common Stock by a person or group (an "Acquiring Person"), or (ii) ten business days (or such later time as may be set by the Board of Directors) after a public announcement of a tender or exchange offer for 20% or more beneficial ownership of the Company's Common Stock by an Acquiring Person. If the Rights are triggered, each Right effectively provides its holder, the right to purchase shares of Common Stock at a 50% discount from the market price at that time, upon payment of an exercise price of $150 per Right.

  Reserved Shares

     As of December 31, 1999, the Company has reserved shares of common stock for future issuance as follows:

Options:
  Outstanding...............................................  3,284,776
  Available for grant.......................................  2,456,375
  Employee Stock Purchase Plan..............................    244,675
  Warrants..................................................     48,034
  Conversion of debt........................................  3,235,827
                                                              ---------
                                                              9,269,687
                                                              =========

12. INCOME TAXES

     As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $178.4 million and $10.2 million, respectively. The Company also had federal and California research and other tax credit carryforwards of approximately $3,900,000 and $2,500,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2007 through 2019, if not utilized. The state of California net operating loss and credit carryforwards will expire at various dates beginning in 2000 through 2004, if not utilized.

     Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the

                                     AVIRON

                               DECEMBER 31, 1999

Company's deferred tax assets for federal and state income taxes as of December 31 are as follows (in thousands):

                                                                1998        1999
                                                              --------    --------
Net operating loss carryforwards............................  $ 41,200    $ 61,300
Research tax credits........................................     5,500       6,400
Capitalized research and development expenses...............     3,300       2,900
Deferred revenue............................................        --         800
Other -- Net................................................       600       3,800
                                                              --------    --------
Net deferred tax assets.....................................    50,600      75,200
Valuation allowance.........................................   (50,600)    (75,200)
                                                              --------    --------
                                                              $     --    $     --
                                                              ========    ========

     Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $12.3 million and $22.4 million during the years ended December 31, 1997 and 1998, respectively.

     Approximately $2,000,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

13. COMMITMENTS

     In August 1998, the Company announced the signing of a worldwide multiyear supply agreement with Becton Dickinson and Company ("Becton Dickinson"), in which Becton Dickinson will supply its AccuSpray(TM) non-invasive nasal spray delivery system for administration of FLUMIST(TM). The agreement requires the Company to advance a total of $2,000,000 to Becton Dickinson for facility expansion of plant capacity. As of December 31, 1999, the entire advance had been paid and is included in other assets in the accompanying balance sheet.

14. RELATED PARTY TRANSACTIONS

     In 1995, the Company made unsecured loans to members of senior management totaling $100,000 which bear interest at 7.75% and are due in April 2000. In 1997, the Company made two additional unsecured loans to members of senior management totaling $200,000, which bear interest at 7.75% and are due in February and July 2001, respectively. As of December 31, 1999, the unpaid balance was $110,000.

15. LITIGATION

     On July 8, 1999 a lawsuit entitled Joany Chou v. The University of Chicago, ARCH Development Corp., Bernard Roizman and Aviron Company, was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division ("Court"), by an individual formerly associated with the University of Chicago. On February 18, 2000, the Court granted Aviron's motion to dismiss, thereby dismissing without prejudice all pending claims made by the plaintiff against Aviron. There can be no assurance that we will prevail in the defense of this lawsuit in the event that the plaintiff appeals the Court's ruling and is successful in reinstating her claims or in bringing new claims against Aviron.

16. SUBSEQUENT EVENTS (UNAUDITED)

     In addition to the commitment described in note 11, on March 6, 2000, the Company sold 253,935 shares of common stock to Acqua Wellington for total proceeds of $8.0 million, or $31.50 per share. Also on March 6, 2000, the Company sold 121,212 shares of common stock to AHP for total proceeds of $2.0 million, or $16.50 per share, pursuant to a December 1999 agreement with AHP.

                                 EXHIBIT INDEX

 ITEM                             DESCRIPTION
 ----                             -----------
   3.1    Bylaws of the Registrant(2).
   3.2    Restated Certificate of Incorporation of the Registrant(2).
   4.1    Reference is made to Exhibits 3.1 and 3.2.
   4.2    Specimen Stock Certificate(1).
   4.3    Warrant for Series A Preferred Stock, issued to The Mount
          Sinai School of Medicine of the City of New York(1).
   4.4    Warrant for Series A Preferred Stock, issued to The Mount
          Sinai School of Medicine of the City of New York(1).
   4.5    Warrant for Series A Preferred Stock, issued to The Mount
          Sinai School of Medicine of the City of New York(1).
   4.6    Warrant or Series A Preferred Stock, issued to The Mount
          Sinai School of Medicine of the City of New York(1).
   4.7    Warrant for Series C Preferred Stock, issued to Raymond,
          James & Associates(1).
   4.8    Investors Rights Agreement, dated July 18, 1995, among the
          Registrant and the investors named therein(1).
   4.9    Common Stock Purchase Agreement between the Registrant and
          Biotech Target, S.A., dated as of March 27, 1997(3).
   4.10   Rights Agreement between the Registrant and BankBoston,
          N.A., dated as of October 8, 1997(5).
   4.11   Common Stock Purchase Agreement between the Registrant and
          American Home Products Corporation, dated as of December 16,
          1999.
   4.12   Common Stock Purchase Agreement between the Registrant and
          American Home Products Corporation, dated as of December 30,
          1999.
   4.13   Common Stock Purchase Agreement between the Registrant and
          American Home Products Corporation, dated as of February 3,
          2000.
   4.14   Warrant for Common Stock, issued to University of Michigan.
 +10.1    License Agreement between the Registrant and ARCH
          Development Corporation, dated July 1, 1992(1).
 +10.2    Technology Transfer Agreement between the Registrant and The
          Mount Sinai School of Medicine of the City University of New
          York, dated February 9, 1993(1).
 +10.3    Materials Transfer and Intellectual Property Agreement
          between the Registrant and the Regents of the University of
          Michigan, dated February 24, 1995(1).
  10.4    Stock Transfer Agreement between the Registrant and the
          Regents of the University of Michigan, dated February 24,
          1995(1).
 +10.5    Development and License Agreement between the Registrant and
          Sang-A Pharm. Co., Ltd., dated May 3, 1995(1).
 +10.6    Cooperative Research and Development Agreement between the
          Registrant and the National Institutes of Health, dated May
          30, 1995(1).
 +10.7    Heads of Agreement between the Registrant and SmithKline
          Beecham Biologicals S.A., dated October 8, 1995(1).
 +10.8    Manufacturing and Development Agreement between the
          Registrant and Evans Medical Limited, dated November 7,
          1995(1).
 *10.9    1996 Equity Incentive Plan(1).
 *10.10   1996 Non-Employee Directors' Stock Option Plan(1).
 *10.11   1996 Employee Stock Purchase Plan(1).

 ITEM                             DESCRIPTION
 ----                             -----------
  10.12   Industrial lease between the Registrant and the Vanni
          Business Park General Partnership, dated August 29, 1995(1).
 +10.13   First Amendment to License Agreement between the Registrant and ARCH Development Corporation dated March 15, 1996(1).
 +10.14   Biological Materials License Agreement between the
          Registrant and the National Institutes of Health, dated May
          31, 1996(1).
 +10.15   Contract Manufacture Agreement between the Registrant and
          Evans Medical Limited, dated as of April 16, 1997(4).
 +10.16   Production Agreement between the Registrant and Packaging
          Coordinators, Inc., dated as of October 31, 1997(6).
  10.17   Facility Reservation Agreement between the Registrant and
          Packaging Coordinators, Inc., dated as of October 31,
          1997(6).
 +10.18   Influenza Vaccine Collaboration and License Distributor
          Agreement between the Registrant and CSL Limited, dated June
          19, 1998(7).
 +10.19   Supply Agreement between the Registrant and Becton Dickinson and Company dated July 1, 1998(8).
 +10.20   United States License and Co-Promotion Agreement between the
          Registrant and Wyeth Lederle Vaccines dated January 11,
          1999(9).
 +10.21   International FluMist(TM) License Agreement between the
          Registrant and Wyeth dated January 11, 1999(9).
 +10.22   FluMist(TM) Supply Agreement between the Registrant and
          Wyeth Lederle Vaccines dated January 11, 1999(9).
 +10.23   Credit Agreement between the Registrant and American Home
          Products Corporation dated January 11, 1999(9).
 +10.24   Letter Amendment to the Materials Transfer and Intellectual
          Property Agreement between the Registrant and the Regents of the University of Michigan dated February 24, 1999(10).
  10.25   Real Property Lease by and between the Registrant and
          Spieker Properties, L.P. dated February 5, 1999(11).
 +10.26   First Amendment to the Influenza Vaccine Collaboration and
          License and Distribution Agreement by and between the
          Registrant and CSL Limited, A.C.N. dated June 7, 1999(11).
  10.27   Loan and Security Agreement by and between the Registrant
          and Transamerica Business Credit Corporation dated June 23,
          1999(11).
  10.28   Master Loan and Security Agreement by and between the
          Registrant and FINOVA Capital Corporation dated July 23,
          1999(12).
++10.29   Amended and Restated Contract Manufacture Agreement by and
          between the Registrant and Medeva Pharma Limited dated June,
          1999, as amended.
  10.30   Real Property Lease by and between the Registrant and MELP
          VII L.P., dated October 12, 1999.
  10.31   Offer Letter, as amended, by and between the Registrant and
          C. Boyd Clarke, dated November 24, 1999.
  10.32   Employment Agreement by and between the Registrant and J.
          Leighton Read, dated December 6, 1999.
  10.33   Amendment No. 1 to Stock Transfer Agreement by and between the Registrant and The Regents of the University of
          Michigan, dated February 16, 2000.
  23.1    Consent of Ernst & Young LLP, Independent Auditors.
  24.1    Power of Attorney. See Signature Page.
  27.1    Financial Data Schedule.

---------------
 + Confidential treatment has been granted for portions of this exhibit.

++ Confidential treatment has been requested for portions of this exhibit.

 * Compensatory Plan or Agreement

 (1) Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1, File No. 333-05209, filed June 5, 1996, as amended.

 (2) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ended September 30, 1996, filed December 20, 1996.

 (3) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-20815, filed May 15, 1997.

 (4) Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K, File No. 0-20815, dated April 16, 1997 and filed July 21, 1997.

 (5) Incorporated by reference to the correspondingly numbered exhibit to our Current Report on Form 8-K, File No. 0-20815, dated October 8, 1997 and filed October 10, 1997.

 (6) Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-3, File No. 333-41649, filed December 10, 1997.

 (7) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20815, filed August 14, 1998.

 (8) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-20815, filed November 16, 1998.

 (9) Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended on December 31, 1998, File No. 0-20815 filed March 31, 1999.

(10) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-20815, filed May 13, 1999.

(11) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-20815, filed August 13, 1999.

(12) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 0-20815, filed November 15, 1999.