Form 10-K/A
period 1999-12-31
AVIRON
filed 2000-04-03
CIK 949173

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)

(1) INDEX TO FINANCIAL STATEMENTS


     The Financial Statements required by this item were previously filed in a separate section in our Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-20815, filed with the SEC on March 8, 2000.



(2) INDEX TO FINANCIAL STATEMENTS SCHEDULES


     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

(3) EXHIBITS

     See Exhibit Index.


(b) REPORTS ON FORM 8-K



     No reports were filed on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2000.


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



              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----

          /s/ C. BOYD CLARKE            President, Chief Executive Officer and  April 3, 2000
--------------------------------------                 Director
            C. Boyd Clarke                  (Principal Executive Officer)

           /s/ FRED KURLAND                Senior Vice President and Chief      April 3, 2000
--------------------------------------            Financial Officer
             Fred Kurland                (Principal Financial and Accounting
                                                       Officer)

     /s/ J. LEIGHTON READ, M.D.*                Chairman of the Board           April 3, 2000
--------------------------------------
        J. Leighton Read, M.D.

         /s/ REID W. DENNIS*                           Director                 April 3, 2000
--------------------------------------
            Reid W. Dennis

     /s/ DENNIS M. FENTON, PH.D.*                      Director                 April 3, 2000
--------------------------------------
       Dennis M. Fenton, Ph.D.

    /s/ WAYNE T. HOCKMEYER, PH.D.*                     Director                 April 3, 2000
--------------------------------------
      Wayne T. Hockmeyer, Ph.D.

      /s/ PAUL H. KLINGENSTEIN*                        Director                 April 3, 2000
--------------------------------------
         Paul H. Klingenstein

     /s/ BERNARD ROIZMAN, SC.D.*                       Director                 April 3, 2000
--------------------------------------
        Bernard Roizman, Sc.D.

       /s/ JANE E. SHAW, PH.D.*                        Director                 April 3, 2000
--------------------------------------
         Jane E. Shaw, Ph.D.

       *By: /s/ C. BOYD CLARKE
--------------------------------------
            C. Boyd Clarke
           Attorney-in-fact

                                 EXHIBIT INDEX


 ITEM                             DESCRIPTION
 ----                             -----------
   3.1    Bylaws of the Registrant(2).
   3.2    Restated Certificate of Incorporation of the Registrant(2).
   4.1    Reference is made to Exhibits 3.1 and 3.2.
   4.2    Specimen Stock Certificate(1).
   4.3    Warrant for Series A Preferred Stock, issued to The Mount
          Sinai School of Medicine of the City of New York(1).
   4.4    Warrant for Series A Preferred Stock, issued to The Mount
          Sinai School of Medicine of the City of New York(1).
   4.5    Warrant for Series A Preferred Stock, issued to The Mount
          Sinai School of Medicine of the City of New York(1).
   4.6    Warrant or Series A Preferred Stock, issued to The Mount
          Sinai School of Medicine of the City of New York(1).
   4.7    Warrant for Series C Preferred Stock, issued to Raymond,
          James & Associates(1).
   4.8    Investors Rights Agreement, dated July 18, 1995, among the
          Registrant and the investors named therein(1).
   4.9    Common Stock Purchase Agreement between the Registrant and
          Biotech Target, S.A., dated as of March 27, 1997(3).
   4.10   Rights Agreement between the Registrant and BankBoston,
          N.A., dated as of October 8, 1997(5).
   4.11   Common Stock Purchase Agreement between the Registrant and
          American Home Products Corporation, dated as of December 16,
          1999(14).
   4.12   Common Stock Purchase Agreement between the Registrant and
          American Home Products Corporation, dated as of December 30,
          1999(14).
   4.13   Common Stock Purchase Agreement between the Registrant and
          American Home Products Corporation, dated as of February 3,
          2000(14).
   4.14   Warrant for Common Stock, issued to University of
          Michigan(14).
 +10.1    License Agreement between the Registrant and ARCH
          Development Corporation, dated July 1, 1992(1).
 +10.2    Technology Transfer Agreement between the Registrant and The
          Mount Sinai School of Medicine of the City University of New
          York, dated February 9, 1993(1).
 +10.3    Materials Transfer and Intellectual Property Agreement
          between the Registrant and the Regents of the University of
          Michigan, dated February 24, 1995(1).
  10.4    Stock Transfer Agreement between the Registrant and the
          Regents of the University of Michigan, dated February 24,
          1995(1).
 +10.5    Development and License Agreement between the Registrant and
          Sang-A Pharm. Co., Ltd., dated May 3, 1995(1).
 +10.6    Cooperative Research and Development Agreement between the
          Registrant and the National Institutes of Health, dated May
          30, 1995(1).
 +10.7    Heads of Agreement between the Registrant and SmithKline
          Beecham Biologicals S.A., dated October 8, 1995(1).
 +10.8    Manufacturing and Development Agreement between the
          Registrant and Evans Medical Limited, dated November 7,
          1995(1).
 *10.9    1996 Equity Incentive Plan(1).
 *10.10   1996 Non-Employee Directors' Stock Option Plan(1).
 *10.11   1996 Employee Stock Purchase Plan(1).

 ITEM                             DESCRIPTION
 ----                             -----------
  10.12   Industrial lease between the Registrant and the Vanni
          Business Park General Partnership, dated August 29, 1995(1).
 +10.13   First Amendment to License Agreement between the Registrant and ARCH Development Corporation dated March 15, 1996(1).
 +10.14   Biological Materials License Agreement between the
          Registrant and the National Institutes of Health, dated May
          31, 1996(1).
 +10.15   Contract Manufacture Agreement between the Registrant and
          Evans Medical Limited, dated as of April 16, 1997(4).
 +10.16   Production Agreement between the Registrant and Packaging
          Coordinators, Inc., dated as of October 31, 1997(6).
  10.17   Facility Reservation Agreement between the Registrant and
          Packaging Coordinators, Inc., dated as of October 31,
          1997(6).
 +10.18   Influenza Vaccine Collaboration and License Distributor
          Agreement between the Registrant and CSL Limited, dated June
          19, 1998(7).
 +10.19   Supply Agreement between the Registrant and Becton Dickinson and Company dated July 1, 1998(8).
 +10.20   United States License and Co-Promotion Agreement between the
          Registrant and Wyeth Lederle Vaccines dated January 11,
          1999(9).
 +10.21   International FluMist(TM) License Agreement between the
          Registrant and Wyeth dated January 11, 1999(9).
 +10.22   FluMist(TM) Supply Agreement between the Registrant and
          Wyeth Lederle Vaccines dated January 11, 1999(9).
 +10.23   Credit Agreement between the Registrant and American Home
          Products Corporation dated January 11, 1999(9).
 +10.24   Letter Amendment to the Materials Transfer and Intellectual
          Property Agreement between the Registrant and the Regents of the University of Michigan dated February 24, 1999(10).
  10.25   Real Property Lease by and between the Registrant and
          Spieker Properties, L.P. dated February 5, 1999(11).
 +10.26   First Amendment to the Influenza Vaccine Collaboration and
          License and Distribution Agreement by and between the
          Registrant and CSL Limited, A.C.N. dated June 7, 1999(11).
  10.27   Loan and Security Agreement by and between the Registrant
          and Transamerica Business Credit Corporation dated June 23,
          1999(11).
  10.28   Master Loan and Security Agreement by and between the
          Registrant and FINOVA Capital Corporation dated July 23,
          1999(12).
++10.29   Amended and Restated Contract Manufacture Agreement by and
          between the Registrant and Medeva Pharma Limited dated June,
          1999, as amended.(13)
  10.30   Real Property Lease by and between the Registrant and MELP
          VII L.P., dated October 12, 1999(14).
  10.31   Offer Letter, as amended, by and between the Registrant and
          C. Boyd Clarke, dated November 24, 1999(14).
  10.32   Employment Agreement by and between the Registrant and J.
          Leighton Read, dated December 6, 1999(14).
  10.33   Amendment No. 1 to Stock Transfer Agreement by and between the Registrant and The Regents of the University of
          Michigan, dated February 16, 2000(14).
  23.1    Consent of Ernst & Young LLP, Independent Auditors.
  24.1    Power of Attorney. See Signature Page(14).
  27.1    Financial Data Schedule(14).

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


(13) Replaces previous exhibit filed in our Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-20815, filed March 8, 2000.



(14) Incorporated by reference to the corresponding numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999, File No. 02815, filed March 8, 2000.