Form 10-K/A
period 1999-12-31
AVIRON
filed 2000-04-28
CIK 949173

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

    On March 1, 2000, there were outstanding 17,163,183 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of our executive officers, senior management and directors as of April 27, 2000 and information about them is presented below.

                  NAME                     AGE                        POSITION
                  ----                     ---                        --------
EXECUTIVE OFFICERS
C. Boyd Clarke...........................  51     Chief Executive Officer, President and Director
Fred Kurland.............................  50     Senior Vice President and Chief Financial Officer
Carol A. Olson...........................  42     Senior Vice President, Commercial Development

SENIOR MANAGEMENT
Edward J. Arcuri, Ph.D. .................  49     Vice President, Manufacturing
Charlene A. Friedman.....................  42     Vice President, General Counsel and Secretary
Dianne L. Mastilock......................  48     Vice President, Human Resources
Paul M. Mendelman, M.D. .................  52     Vice President, Clinical Research
Eric J. Patzer, Ph.D. ...................  51     Vice President, Development
Rayasam S. Prasad........................  47     Vice President, Technical Affairs

DIRECTORS
J. Leighton Read, M.D. ..................  49     Chairman of the Board of Directors Director
Reid W. Dennis...........................  73     Director
Dennis M. Fenton, Ph.D. .................  48     Director
Wayne T. Hockmeyer, Ph.D. ...............  55     Director
Paul H. Klingenstein.....................  44     Director
Alan C. Mendelson........................  52     Director
Bernard Roizman, Sc.D. ..................  71     Director

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

     Charlene A. Friedman has been our Vice President, General Counsel and Secretary since April 2000. From 1999 to joining us, Ms. Friedman was a consultant to Inamed Corporation, a medical device company. From 1996 to 1999, Ms. Friedman held various positions at Collagen Aesthetics, Inc., a biotechnology company, most recently as Vice President, Legal and Regulatory Affairs, General Counsel and Assistant Secretary. From 1995 to 1996, Ms. Friedman was an attorney with Lillick & Charles in San Francisco, California. From 1993 to 1995, she practiced law in Boston, Massachusetts at Warner & Stackpole. She is a member of the Massachusetts and California bars. Ms. Friedman holds a B.A. in Ancient Greek and Latin from Tufts University and a J.D. from Northeastern University.

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

     J. Leighton Read, M.D., a founder of Aviron, has been our Chairman since 1992, Chief Executive Officer from 1992 until 1999 and was Chief Financial Officer from 1992 until 1996. In 1989, he co-founded Affymax N.V. with Dr. Alejandro Zaffaroni, serving initially as its Executive Vice President and Chief Operating Officer and later, from 1990 to 1991, as President of the Pharma Division and as a Managing Director of the parent company. From 1991 to 1993, Dr. Read was a principal with Interhealth Limited, an investment partnership. Prior to 1989, Dr. Read held appointments at the Harvard Medical School and School of Public Health. He has served on the boards of a number of private biotechnology companies and is currently on the board of CV Therapeutics, Inc., and AxyS Pharmaceuticals, Inc. both of which are biotechnology companies. Dr. Read holds a B.S. in Biology and Psychology from Rice University and an M.D. from the University of Texas Health Science Center at San Antonio.

     Reid W. Dennis, has been a member of our board of directors since 1992. Mr. Dennis has been active in venture capital investments since 1952. He founded Institutional Venture Partners, or IVP, a venture capital firm, in 1980, and has acted as a General Partner of IVP since that time. He is currently a director of Cohesion Technologies, as well as several private companies. Mr. Dennis holds a B.S. in Electrical Engineering and an M.B.A. from Stanford University.

     Dennis M. Fenton, Ph.D. became a member of our board of directors in March 2000. In February 2000 Dr. Fenton was appointed Executive Vice President of Amgen, a biotechnology company. From January 1995 to February 2000, Dr. Fenton served as the Senior Vice President Operations, of Amgen. From August 1992 to January 1995, Dr. Fenton served as Senior Vice President, Sales and Marketing of Amgen. Dr. Fenton served as Amgen's Vice President, Process Development, Facilities and Manufacturing Services, from 1991 to 1992. Dr. Fenton previously had served as Vice President, Pilot Plant Operations and Clinical Manufacturing, from 1988 to 1991, and as Director, Pilot Plant Operations, from 1985 to 1988. Dr. Fenton received a B.A. from Manhattan College in New York and a Ph.D. in Microbiology from Rutgers University.

     Wayne T. Hockmeyer, Ph.D., became a member of our board of directors in March 2000. Dr. Hockmeyer founded MedImmune Inc., a biotechnology company, in April 1988 and currently serves as its Chairman and Chief Executive Officer and was elected to serve on its board of directors in May 1988. He became Chairman of the board of directors of MedImmune Inc. in May 1993. From 1986 to 1988, Dr. Hockmeyer served as Vice President, Research and Development, of Praxis Biologics, Inc. From 1980 to 1986, Dr. Hockmeyer served as Chairman of the Department of Immunology, Walter Reed Army Institute of Research. Dr. Hockmeyer is a member of the Maryland Economic Development Commission, a member of the Board of Directors of Digene Corporation serves on the Advisory Board of the University of Maryland Biotechnology Institute, is a member of Board of Advisors of the Institute of Human Virology, is a Member of the Board of Directors of the High Technology Council of Maryland, is Chairman of the Maryland Bioscience Alliance and a member of the University of Maryland University College Graduate School Advisory Board, Executive Programs. Dr. Hockmeyer received a B.S. degree from Purdue University and a Ph.D. from the University of Florida.

     Paul H. Klingenstein, has been a member of our board of directors since 1993. Mr. Klingenstein has been a General Partner of Aberdare Ventures since 1999. From 1986 until 1997, he was at Accel Partners where he was a General Partner since 1988. In 1997, he served as a consultant to the Rockefeller Foundation and to E.M. Warburg, Pincus & Co. Asia, Ltd. He is a director of several private healthcare and internet companies. Mr. Klingenstein holds an A.B. from Harvard University and an M.B.A. from Stanford University.

     Alan C. Mendelson, has been a member of our board of directors since April 2000 and was our Secretary since our inception until April 2000. Mr. Mendelson is a senior partner of Cooley Godward LLP and has been with the firm since 1973. He currently heads the firm's companies and life sciences groups and is a member of its Management Committee. Mr. Mendelson served as Managing Partner of Cooley Godward's Palo Alto office from May 1990 to March 1995 and November 1996 to September 1997. He served as Secretary and Acting General Counsel of Amgen, Inc. from April 1990 to April 1991 and as Acting General Counsel of Cadence Design Systems, Inc. from November 1995 to June 1996. Mr. Mendelson serves as the secretary of a number of private and public companies and is a member of the board of directors of Axys Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and US Search.com, Inc. Mr. Mendelson received a A.B. in Political Science from the University of California, Berkeley and a J.D. from Harvard Law School.

     Bernard Roizman, Sc.D., has been a member of our board of directors since 1992. Dr. Roizman has been the Joseph Regenstein Distinguished Service Professor of Virology at the University of Chicago since 1984. He holds B.A. and M.S. degrees from Temple University and an Sc.D. from The Johns Hopkins University. Dr. Roizman is also a member of our Scientific Advisory Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Aviron. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that Fred Kurland filed one late report covering one transaction for the sale of 776 shares of Common Stock and Carol A. Olson filed one late report covering two transactions for the purchase of an aggregate of 1,500 shares of Common Stock.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Since June 1998, each of our non-employee directors has received cash compensation for their services, in addition to being eligible for reimbursement for their expenses incurred in connection with attendance at Board and Committee meetings in accordance with our policy. In March 2000, the Board approved increases in the cash compensation paid to each non-employee director. The retainer was increased from $1,000 per month to $1,250 per month. Compensation paid for each Board meeting attended was increased from $500 to $2,500. Compensation for each Committee meeting attended was increased from $300 to $500. In addition, a director who participates in a Board or Committee meeting telephonically shall receive compensation in the amount of 50% of the applicable meeting fee provided the Board or Committee meeting lasts at least thirty (30) minutes. Should a Committee meeting fall on the same date as a Board meeting, such non-employee director shall receive only the Board meeting attendance stipend of $2,500.

     Each of our non-employee directors also receives stock option grants under our 1996 Non-Employee Directors' Stock Option. In April 2000, our Board of Directors approved an amendment to the Directors' Plan, subject to stockholder approval, to increase the maximum number of shares of Common Stock that may be issued pursuant to options granted under the Directors' Plan from 200,000 shares to 350,000 shares. The Directors' Plan is administered by the Board of Directors, unless the Board delegates administration to a committee comprised of not less than two members of the Board.

     Option grants under the Directors' Plan are non-discretionary. Pursuant to the terms of the Directors' Plan, each person who is first elected as a non-employee director is automatically granted an option to purchase 15,000 shares of Common Stock upon such election. This is the non-employee director's initial grant. In addition, on December 31, of each year, each non-employee director who has served as a non-employee director since December 31 of the immediately preceding year is automatically granted an option to purchase 3,000 shares of Common Stock. This is the non-employee director's annual grant. If the non-employee director has not served as a director since December 31 of the immediately preceding year they will receive a prorated annual grant. In April 2000, our Board of Directors approved an amendment to the Directors' Plan, subject to stockholder approval, to increase the initial grant from 15,000 shares to 20,000 shares and to increase the annual grant from 3,000 shares to 10,000 shares.

     The exercise price of options under the Directors' Plan is equal to 100% of the fair market value of the Common Stock subject to the option on the date of the grant. Options granted under the Directors' Plan may not be exercised until the date upon which such optionee has provided one year of continuous service as a non-employee director following the date of such option grant. The initial grant and annual grant vest in one-third increments on the anniversary date of such option grant. The term of options granted under the Directors' Plan is ten years. The Directors' Plan will terminate in March 2006, unless earlier terminated by the Board.

     In the event of a merger, consolidation, reverse reorganization, dissolution, sale of substantially all of our assets, or certain changes in the beneficial ownership of our securities representing at least a 50% change of such ownership, the options outstanding under the Directors' Plan will automatically become fully vested and will terminate if not exercised prior to such event.

     During the last fiscal year, we granted options under the Directors' Plan covering 3,000 shares to each of Mr. Dennis, Mr. Klingenstein, Dr. Roizman, and Dr. Shaw, at an exercise price per share of $15.6875, the fair market value of such Common Stock on the date of grant. As of March 31, 2000, options for an aggregate of 990 shares of our Common Stock have been exercised under the Directors' Plan.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table shows for the fiscal years ended December 31, 1999, December 31, 1998, and December 31, 1997, compensation awarded or paid to, or earned by, our Chief Executive Officers and our two other executive officers at December 31, 1999. Dr. Read served as our Chief Executive Officer until

Mr. Clarke joined us in December 1999. Amounts under the column "All Other Compensation" include group term life insurance paid by us on behalf of the executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                           ANNUAL COMPENSATION               ------------
                                 ----------------------------------------     SECURITIES
                                                             OTHER ANNUAL     UNDERLYING     ALL OTHER
  NAME AND PRINCIPAL POSITION    YEAR    SALARY     BONUS    COMPENSATION      OPTIONS      COMPENSATION
  ---------------------------    ----   --------   -------   ------------    ------------   ------------
C. Boyd Clarke.................  1999   $ 24,628        --          --         600,000         $5,025(1)
  President and Chief            1998         --        --          --              --             --
  Executive Officer              1997         --        --          --              --             --
J. Leighton Read, M.D..........  1999    300,000   $75,000          --          50,000          1,056
  Chairman and Chief             1998    275,000    50,000          --         250,000            290
  Executive Officer              1997    260,000    80,000     $31,726(2)       25,000            574
Fred Kurland...................  1999    245,000    20,000          --          30,000          1,032
  Senior Vice President and      1998    223,955    25,000          --         100,000            283
  Chief Financial Officer        1997         --        --          --              --             --
Carol A. Olson.................  1999    250,000    20,000          --          60,000            354
  Senior Vice President,         1998    143,013    40,000          --         166,617             93
  Commercial Development         1997         --        --          --              --             --

---------------
(1) Represents payment by us of a housing allowance in the amount of $5,025.

(2) Includes $20,739 of reimbursement for income taxes and $10,987 in income tax gross-up in connection with the early exercise of stock options in 1996.

                       STOCK OPTION GRANTS AND EXERCISES

     The following tables show for the fiscal year ended December 31, 1999, information regarding options granted to and held at year end by the executive officers listed in the "Summary Compensation Table" above.

                             OPTION GRANTS IN 1999

     The exercise price of each option was equal to the fair market value of our common stock on the date of grant. The exercise price may be paid in cash, in shares of our common stock valued at fair value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

     The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by:

     - multiplying the number of shares of common stock subject to a given option by the exercise price per share;

     - assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table until the expiration of the options; and

     - subtracting from that result the aggregate option exercise price.

     The shares listed in the following table under "Number of Securities Underlying Options Granted" are subject to vesting. Certain of the stock options listed in the table vest ratably over fifty months and certain vest upon achievement of milestones. Each of the options has a ten-year term, subject to earlier termination if the optionee's service with us ceases. Under certain circumstances following a change of control, the vesting of such option grants may accelerate and become immediately exercisable. Mr. Clarke's options were granted outside the 1996 Equity Incentive Plan. See the section below entitled "Employment Agreements and

Change in Control Arrangements" for a description of our agreements with Mr. Clarke and Dr. Read concerning stock options that have been granted to them.

     Percentages shown under "Percent of Total Options Granted in 1999" are based 1,626,000 options granted to our employees and directors during 1999.

                                                                                         POTENTIAL REALIZABLE
                                         INDIVIDUAL GRANTS                                 VALUE AT ASSUMED
                            -------------------------------------------                    ANNUAL RATES OF
                            NUMBER OF                                                        STOCK PRICE
                            SECURITIES    PERCENT OF                                       APPRECIATION FOR
                            UNDERLYING   TOTAL OPTIONS                                       OPTION TERM
                             OPTIONS      GRANTED IN                      EXPIRATION   ------------------------
                             GRANTED         1999        EXERCISE PRICE      DATE          5%           10%
                            ----------   -------------   --------------   ----------   ----------   -----------
C. Boyd Clarke............   600,000         36.90%         $16.750        11/30/09    $6,320,391   $16,017,112
J. Leighton Read, M.D.....    50,000          3.08%          21.375         2/23/09       672,131     1,703,312
Fred Kurland..............    30,000          1.85%          24.125         1/27/09       455,162     1,153,471
Carol A. Olson............    30,000          1.85%          24.125         1/27/09       455,162     1,153,471
                              30,000          1.85%          21.375         2/23/09       403,279     1,021,987

                          1999 YEAR-END OPTION VALUES

     During the fiscal year ended December 31, 1999, no shares were acquired on exercise by executive officers listed in the "Summary Compensation Table" above. Amounts shown under the column "Value of Unexercised In-the-Money Options at December 31, 1999" are based on the closing price of our Common Stock ($15.8125) on December 31, 1999, as reported on the Nasdaq Stock Market, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares. As of December 31, 1999, none of the options held by Mr. Clarke or Mr. Kurland were in-the-money.

                                                 NUMBER OF SECURITIES
                                                UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                      OPTIONS AT                 IN-THE-MONEY OPTIONS
                                                  DECEMBER 31, 1999              AT DECEMBER 31, 1999
                                             ----------------------------    ----------------------------
                  NAME                       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                  ----                       -----------    -------------    -----------    -------------
C. Boyd Clarke...........................            0         600,000              --              --
J. Leighton Read, M.D....................      137,000         188,000        $107,313         $50,500
Fred Kurland.............................       52,600          77,400              --              --
Carol A. Olson...........................      101,997         135,400        $  3,938         $ 9,188

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

     In November 1999, we issued an Offer Letter to Mr. Clarke to join us as President, Chief Executive Officer and Director. The terms of the offer provide that Mr. Clarke shall receive a monthly salary of $28,333.33 (equivalent to $340,000 on an annual basis). Mr. Clarke is also eligible for a cash retention bonus of $100,000 per year for the first five years of his employment, an annual cash performance bonus of up to 60% of his salary and the standard benefits package we offer to our employees. In addition, the Board granted to Mr. Clarke an aggregate of 600,000 shares of our Common Stock at $16.75 per share, the fair market value on the date of grant. We have also provided Mr. Clarke with an interest free loan in the amount of $500,000 to be used toward the purchase of a home in the San Francisco Bay Area. In the event Mr. Clarke is terminated without cause he will receive one year's salary, bonus, health coverage and continued vesting of his stock options for up to one year. In the event Mr. Clarke is terminated following a change in control of Aviron, he will receive two years' salary and bonus, two years health coverage, full vesting on his stock options and other severance payments.

     In December 1999, we entered into a Non-Officer Chairman Employment Agreement with Dr. Read. The terms of this agreement provide for compensation to be paid to Dr. Read in exchange for his continuing services to us as Chairman of our Board of Directors. This compensation includes an annual salary of $300,000, provided that Dr. Read devote at least 20 hours a week to his position as Chairman. Dr. Read is also eligible for the standard benefits package we offer to our employees and provides for acceleration of the vesting of all of his stock options upon a change in control of Aviron. The term of the agreement is December 6, 1999 to December 31, 2000; however, the agreement may be terminated by either party before December 31, 2000.

     In April 2000, our board of directors adopted management continuity agreements for our executive officers and members of senior management, other than C. Boyd Clarke, our President and Chief Executive Officer. These agreements are intended to provide our executive officers and members of senior management with financial security and sufficient income and encouragement to remain with Aviron through a change of control of the company. If within 18 months of a change of control, the individual's employment is terminated, actually or constructively, the agreements will provide: (a) for a lump sum salary payment equal to the sum of (1) the individual's base annual salary rate in effect immediately preceding the date of the change of control, and (2) the individual's target bonus for the fiscal year in which the change of control occurs, (b) that all outstanding stock options for the individual will vest and become immediately exercisable, and (c) that the individual will be entitled (but not obligated) to continue health care coverage for one year and at the individual's own expense for an additional six months. If pursuant to a change of control, the acquiring company does not assume or substitute the individual's outstanding stock options, then the vesting and exercisability of such stock options will accelerate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 14, 2000, by:

     - all those known by us to be beneficial owners of more than five percent of our common stock;

     - each of our directors and nominees;

     - each of our executive officers; and

     - all executive officers, directors and nominees as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 14, 2000. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Percentage of ownership is based on 20,625,940 shares of Common Stock outstanding on April 14, 2000. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Aviron, 297 North Bernardo Avenue, Mountain View, CA 94043.

                                                                     BENEFICIAL OWNERSHIP
                                                       -------------------------------------------------
                                                                                NUMBER OF
                                                          SHARES ISSUABLE         SHARES
                                                        PURSUANT TO OPTIONS     (INCLUDING
                                                        EXERCISABLE WITHIN     NUMBER SHOWN
                                                            60 DAYS OF           IN FIRST     PERCENTAGE
                  BENEFICIAL OWNER                        APRIL 14, 2000         COLUMN)       OF TOTAL
                  ----------------                     ---------------------   ------------   ----------
5% STOCKHOLDER
  Biotech Invest, S.A................................              --           2,655,286       12.87%
     Swiss Bank Tower
     Panama 1, Republic of Panama
DIRECTORS AND EXECUTIVE OFFICERS
  J. Leighton Read, M.D.(1)..........................         175,000             471,885        2.27%
  C. Boyd Clarke.....................................              --                  --           *
  Reid W. Dennis(2)..................................           6,000              40,671           *
  Dennis M. Fenton, Ph.D.............................              --                  --           *
  Wayne T. Hockmeyer, Ph.D...........................              --                  --           *
  Paul H. Klingenstein...............................          16,050              32,779           *
  Alan C. Mendelson(3)...............................              --              11,892
  Bernard Roizman, Sc.D..............................          15,600             189,600           *
  Carol A. Olson(4)..................................         124,257             127,915           *
  Fred Kurland.......................................          65,600              66,502           *
  All executive officers, directors and nominees as a
     group (10 persons)..............................         402,507             941,244        4.48%

---------------
 * Represents beneficial ownership of less than 1% of the outstanding shares of our Common Stock.

(1) Includes an aggregate of 32,000 shares held by The Travis Read 1993 Trust and The Haley Read 1993 Trust of which Robert Fitzwilson is the trustee. Dr. Read disclaims beneficial ownership of the shares held by the trusts.

(2) Includes 3,546 shares held by Institutional Venture Management V, of which Mr. Dennis is a general partner. Mr. Dennis disclaims beneficial ownership of the shares held by Institutional Venture Management V, except to the extent of his pecuniary interest therein.

(3) Includes 9,911 shares held by Cooley Godward LLP, of which Mr. Mendelson is a partner. Mr. Mendelson disclaims beneficial ownership of the shares held by Cooley Godward LLP, except to the extent of his pecuniary interest therein.

(4) Includes 500 shares held by Carol A. Olson, custodian for John Gregory Olson (UCAUTMA). Ms. Olson disclaims beneficial ownership of the shares held by the trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have entered into indemnity agreements with our executive officers and directors and members of senior management which provide, among other things, that we will indemnify these persons, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Aviron, and otherwise to the full extent permitted under Delaware law and our Bylaws.

     We have entered into employment agreements with C. Boyd Clarke, our President and Chief Executive Officer, and J. Leighton Read, M.D., our Chairman of the Board of Directors. We also intend to enter into management continuity agreements with our executive officers and members of senior management. See the section above entitled "Executive Compensation -- Employment Agreements and Change in Control Arrangements" for a description of these agreements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly organized, on April 28, 2000.

                                          AVIRON

                                          By:      /s/ C. BOYD CLARKE
                                            ------------------------------------
                                                       C. Boyd Clarke
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                 /s/ C. BOYD CLARKE                       President, Chief Executive     April 28, 2000
-----------------------------------------------------  Officer and Director (Principal
                   C. Boyd Clarke                             Executive Officer)

                  /s/ FRED KURLAND                     Senior Vice President and Chief   April 28, 2000
-----------------------------------------------------    Financial Officer (Principal
                    Fred Kurland                           Financial and Accounting
                                                                   Officer)

             /s/ J. LEIGHTON READ, M.D.*                    Chairman of the Board        April 28, 2000
-----------------------------------------------------
               J. Leighton Read, M.D.

                 /s/ REID W. DENNIS*                               Director              April 28, 2000
-----------------------------------------------------
                   Reid W. Dennis

            /s/ DENNIS M. FENTON, PH.D.*                           Director              April 28, 2000
-----------------------------------------------------
               Dennis M. Fenton, Ph.D.

           /s/ WAYNE T. HOCKMEYER, PH.D.*                          Director              April 28, 2000
-----------------------------------------------------
              Wayne T. Hockmeyer, Ph.D.

              /s/ PAUL H. KLINGENSTEIN*                            Director              April 28, 2000
-----------------------------------------------------
                Paul H. Klingenstein

                                                                   Director
-----------------------------------------------------
                  Alan C. Mendelson

             /s/ BERNARD ROIZMAN, SC.D.*                           Director              April 28, 2000
-----------------------------------------------------
               Bernard Roizman, Sc.D.

               *By: /s/ C. BOYD CLARKE
  ------------------------------------------------
                   C. Boyd Clarke
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
  10.12   Industrial lease between the Registrant and the Vanni
          Business Park General Partnership, dated August 29, 1995(1).
 +10.13   First Amendment to License Agreement between the Registrant and ARCH Development Corporation dated March 15, 1996(1).
 +10.14   Biological Materials License Agreement between the
          Registrant and the National Institutes of Health, dated May
          31, 1996(1).
 +10.15   Contract Manufacture Agreement between the Registrant and
          Evans Medical Limited, dated as of April 16, 1997(4).
 +10.16   Production Agreement between the Registrant and Packaging
          Coordinators, Inc., dated as of October 31, 1997(6).
  10.17   Facility Reservation Agreement between the Registrant and
          Packaging Coordinators, Inc., dated as of October 31,
          1997(6).
 +10.18   Influenza Vaccine Collaboration and License Distributor
          Agreement between the Registrant and CSL Limited, dated June
          19, 1998(7).
 +10.19   Supply Agreement between the Registrant and Becton Dickinson and Company dated July 1, 1998(8).
 +10.20   United States License and Co-Promotion Agreement between the
          Registrant and Wyeth Lederle Vaccines dated January 11,
          1999(9).
 +10.21   International FluMist(TM) License Agreement between the
          Registrant and Wyeth dated January 11, 1999(9).
 +10.22   FluMist(TM) Supply Agreement between the Registrant and
          Wyeth Lederle Vaccines dated January 11, 1999(9).
 +10.23   Credit Agreement between the Registrant and American Home
          Products Corporation dated January 11, 1999(9).
 +10.24   Letter Amendment to the Materials Transfer and Intellectual
          Property Agreement between the Registrant and the Regents of the University of Michigan dated February 24, 1999(10).
  10.25   Real Property Lease by and between the Registrant and
          Spieker Properties, L.P. dated February 5, 1999(11).
 +10.26   First Amendment to the Influenza Vaccine Collaboration and
          License and Distribution Agreement by and between the
          Registrant and CSL Limited, A.C.N. dated June 7, 1999(11).
  10.27   Loan and Security Agreement by and between the Registrant
          and Transamerica Business Credit Corporation dated June 23,
          1999(11).
  10.28   Master Loan and Security Agreement by and between the
          Registrant and FINOVA Capital Corporation dated July 23,
          1999(12).
 +10.29   Amended and Restated Contract Manufacture Agreement by and
          between the Registrant and Medeva Pharma Limited dated June,
          1999, as amended.(13)
  10.30   Real Property Lease by and between the Registrant and MELP
          VII L.P., dated October 12, 1999(14).
  10.31   Offer Letter, as amended, by and between the Registrant and
          C. Boyd Clarke, dated November 24, 1999(14).
  10.32   Employment Agreement by and between the Registrant and J.
          Leighton Read, dated December 6, 1999(14).
  10.33   Amendment No. 1 to Stock Transfer Agreement by and between the Registrant and The Regents of the University of
          Michigan, dated February 16, 2000(14).
  23.1    Consent of Ernst & Young LLP, Independent Auditors(13).
  24.1    Power of Attorney. See Signature Page(14).
  27.1    Financial Data Schedule(14).

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

(13) Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K/A for the year ended December 31, 1999, File No. 0-20815, filed April 3, 2000.

(14) Incorporated by reference to the corresponding numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999, File No. 02815, filed March 8, 2000.