Form 10-Q
period 2000-03-31
AVIRON
filed 2000-05-15
CIK 949173

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ________

                         Commission File Number 0-20815

                                     AVIRON
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                77-0309686
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

                             Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock $.001 par value                20,630,270 shares
        ----------------------------           ----------------------------
              (Class)                          (Outstanding at May 5, 2000)

                                     AVIRON

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
    PART I.        FINANCIAL INFORMATION                                                    3

       ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
                         (UNAUDITED).                                                       3

                   Condensed Consolidated Balance Sheets as of March 31, 2000 and
                        December 31, 1999                                                   3

                   Condensed Consolidated Statements of Operations for the three-month
                        periods ended March 31, 2000 and 1999                               4

                   Condensed Consolidated Statements of Cash Flows for the three-month
                        periods ended March 31, 2000 and 1999                               5

                   Notes to Condensed Consolidated Financial Statements                     6

       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS.                                9

       ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              14

    PART II.       OTHER INFORMATION                                                       15

       ITEM 1.     LEGAL PROCEEDINGS.                                                      15

       ITEM 2.     CHANGES IN SECURITIES.                                                  15

       ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.                                        16

       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                    16

       ITEM 5.     OTHER INFORMATION.                                                      16

       ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                       16

    SIGNATURES                                                                             17

    EXHIBIT INDEX                                                                          18

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                     AVIRON
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                       MARCH 31,           DECEMBER 31,
                                                                                         2000                1999
                                                                                       ---------           ---------
                                                                                      (UNAUDITED)           (NOTE 1)
       ASSETS

Current Assets:
  Cash and cash equivalents .................................................          $  33,290           $  28,081
  Short-term investments ....................................................             19,699              24,235
  Accounts receivable .......................................................              1,701               3,241
  Inventory .................................................................              2,082               2,082
  Prepaid expenses and other current assets .................................              1,661               1,009
                                                                                       ---------           ---------
    Total current assets ....................................................             58,433              58,648
Property and equipment, net .................................................             24,796              25,635
Deposits and other assets ...................................................              6,999               7,411
                                                                                       ---------           ---------

TOTAL ASSETS ................................................................          $  90,228           $  91,694
                                                                                       =========           =========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable ..........................................................          $   1,269           $   3,038
  Accrued compensation ......................................................              1,107               1,739
  Accrued clinical trial costs ..............................................                904                 846
  Accrued interest ..........................................................              2,875               1,438
  Accrued expenses and other liabilities ....................................              5,773               6,591
  Current portion of capital lease obligations ..............................                 66                 101
  Current portion of long term debt .........................................              2,762               2,680
                                                                                       ---------           ---------
    Total current liabilities ...............................................             14,756              16,433
Deferred rent ...............................................................              1,765               2,214
Capital lease obligations, noncurrent .......................................                  4                   9
Long-term debt, net of current portion ......................................            111,935             112,657
Commitments and contingencies
Stockholders' Equity (Deficit):
  Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series; none outstanding at March 31, 2000 and
    December 31, 1999 .......................................................                 --                  --
  Common stock, $0.001 par value; 30,000,000 shares authorized;
    17,586,292 and 16,669,018 shares issued and outstanding at
    March 31, 2000 and December 31, 1999, respectively ......................                 18                  17
  Additional paid-in capital ................................................            174,920             143,822
  Notes receivable from stockholders ........................................                (50)                (83)
  Deferred compensation .....................................................                (94)                (96)
  Accumulated deficit .......................................................           (213,026)           (183,279)
                                                                                       ---------           ---------
Total stockholders' equity (deficit) ........................................            (38,232)            (39,619)
                                                                                       ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ........................          $  90,228           $  91,694
                                                                                       =========           =========


                             See accompanying notes

                                     AVIRON
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 ---------------------------
                                                                                   2000               1999
                                                                                 --------           --------
REVENUES:
      Contract revenues and grants ....................................          $  2,657           $ 15,531
                                                                                 --------           --------

OPERATING EXPENSES:
  Research and development ............................................            17,594             14,005
  Acquisition of in-process research
      and development .................................................            10,904                 --
  General, administrative and marketing ...............................             2,568              2,682
                                                                                 --------           --------

TOTAL OPERATING EXPENSE ...............................................            31,066             16,687
                                                                                 --------           --------

LOSS FROM OPERATIONS ..................................................           (28,409)            (1,156)
                                                                                 --------           --------

OTHER INCOME (EXPENSE):
  Interest income .....................................................               722              1,211
  Interest expense ....................................................            (2,088)            (1,574)
                                                                                 --------           --------

TOTAL OTHER INCOME (EXPENSE), net .....................................            (1,366)              (363)
                                                                                 --------           --------

NET LOSS ..............................................................          $(29,775)          $ (1,519)
                                                                                 ========           ========

Basic and diluted net loss per share ..................................          $  (1.74)          $  (0.10)
                                                                                 ========           ========

Shares used in computing basic and diluted net loss per share .........            17,095             15,703
                                                                                 ========           ========



                             See accompanying notes

                                     AVIRON
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                              ---------------------------
                                                                                                2000               1999
                                                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...........................................................................          $(29,775)          $ (1,519)

Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ...............................................             1,350              1,107
       Amortization of convertible debt offering costs .............................               141                141
       Amortization of deferred compensation .......................................                 2                 44
       Issuance of warrant for acquisition of in-process research
          and development ..........................................................            10,904                 --
Changes in assets and liabilities:
       Accounts receivable .........................................................             1,540                 --
       Prepaid expenses and other current assets ...................................              (651)               (84)
       Deposits and other assets ...................................................               272               (858)
       Accounts payable ............................................................            (1,769)              (731)
       Accrued expenses and other liabilities ......................................                45              1,735
       Deferred rent ...............................................................              (449)               262
                                                                                              --------           --------
Net cash provided by (used in) operating activities ................................           (18,390)                97
                                                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments ....................................................           (27,306)            (8,168)
       Maturities of investments ...................................................            31,869             20,076
       Expenditures for property and equipment .....................................              (512)            (1,758)
                                                                                              --------           --------

Net cash provided by investing activities ..........................................             4,051             10,150
                                                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital lease obligation ..............................               (40)               (94)
       Principal payments on long-term debt ........................................              (640)                --
       Proceeds from issuance of Common Stock, net .................................            20,228                111
                                                                                              --------           --------

Net cash provided by financing activities ..........................................            19,548                 17
                                                                                              --------           --------

Net increase in cash and cash equivalents ..........................................             5,209             10,264

CASH AND CASH EQUIVALENTS, at beginning of period ..................................            28,081             28,164
                                                                                              --------           --------
CASH AND CASH EQUIVALENTS, at end of period ........................................          $ 33,290           $ 38,428
                                                                                              ========           ========



                             See accompanying notes

                                     AVIRON
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)



        1. Summary of Significant Accounting Policies

        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The condensed consolidated financial statements include the accounts of Aviron and its wholly owned subsidiary, Aviron UK Limited. All significant inter-company accounts and transactions have been eliminated.

The financial information as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 1999 is derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999. The results of our operations for any interim period are not necessarily indicative of the results of our operations for a full fiscal year.

        Comprehensive Income (Loss)

Comprehensive income (loss) is not presented separately as it approximates the net loss presented in the statement of operations for the three month periods ended March 31, 2000 and 1999.

        Net Loss Per Share

We calculate net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, or SFAS 128. SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings per share, if more dilutive, for all periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share has not been presented separately as, given our net loss position, the result would be anti-dilutive.

        New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133, which is required to be adopted for the year ending December 31, 2001. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on the results of operations or the financial position of Aviron.

In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, which includes the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. We have determined that a change in accounting policy is necessary for the $15.0 million up-front license fee received from Wyeth Lederle Vaccines, or Wyeth, a business unit of American Home Products Corporation, or AHP, recognized as revenue in the first quarter of 1999. However, we are currently evaluating the period over which the license fee should be recognized as revenue. We will make this change in our accounting policy in the second quarter of 2000, which will result in a charge to operations for the cumulative effect of the change as of January 1, 2000. This amount will be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements will not be restated.


        2. Financing Transactions during the quarter ended March 31, 2000.

On January 10, 2000, we received a commitment for up to $48.0 million in equity financing from Acqua Wellington North America Equities Fund, Ltd., or Acqua Wellington, in amounts of up to $4.0 million per month, at our discretion, through January 2001. The commitment is reduced by $4.0 million each month whether we draw on the commitment or not. As of March 31, 2000, $40.0 million of these funds were available. The price at which this equity is issued is based on the volume weighted average market price for the 18 trading days ending two days prior to sale. In addition to the above commitment, on March 6, 2000, we sold 253,935 shares of common stock to Acqua Wellington for total proceeds of $8.0 million, or $31.50 per share. This price was based on the weighted average market price for the 18 trading days period ending on March 2, 2000.

On February 3, 2000, we sold 309,995 shares of common stock to Ridgeway Investment Ltd., or Ridgeway, for total proceeds of $6.0 million, or $19.36 per share. This share price was based on the volume weighted average market price for the 18 trading days ending two days prior to sale.

On February 3, 2000, we sold 103,332 shares of common stock to AHP for total proceeds of $2.0 million at the same share price and terms as those for the Ridgeway investment described above. On March 6, 2000, we sold 121,212 shares of common stock to AHP for total proceeds of $2.0 million, or $16.50 per share, which were sold pursuant to a December 30, 1999 agreement with AHP.


        3. Michigan Warrants

In February 2000, we amended our licensing agreement for cold adapted influenza virus vaccine technology with the University of Michigan to accelerate the issuance of a warrant to the university. As a result of this amendment, we granted the university a warrant to purchase 340,000 shares of our common stock at an exercise price of $10.00 per share and we recorded a one-time (non-cash) charge of approximately $10.9 million in the first quarter of 2000. Upon the date of the first commercial sale of FluMist(TM), if 1.25 percent of the common stock then outstanding exceeds 340,000 shares, we will issue an additional warrant on the same terms, allowing the university to purchase a number of shares equal to the difference between 340,000 and 1.25 percent.


        4. Stock Options

To motivate our employees and align their interests with stockholders, on February 9, 2000, we granted options for the purchase of a total of 1,264,900 shares of common stock at an exercise price of $24.00, the closing price of our common stock on February 8, 2000. Approximately 27 percent of the options become exercisable upon the acceptance by the U.S. Food and Drug Administration, or FDA, of our Biologics License Application, or BLA, submission for FluMist and another 40 percent become exercisable when FluMist is approved for marketing in the United States. These options will become exercisable in February 2005 unless these events related to FluMist occur earlier. The final 33 percent of these options will become exercisable when FluMist is approved for marketing in the United States, but only if this event occurs in 2001. If FDA approval for FluMist is not obtained by December 31, 2001, these options will be cancelled. If the final 33 percent of these options become exercisable, we will incur compensation expense in the period in which they become exercisable in an amount equal to the difference between the exercise price of the options and the then current fair market value of our common stock.

        5. Related Party Transaction

In January 2000, we made a non-interest bearing loan to C. Boyd Clarke, our President and Chief Executive Officer, in the amount of $500,000. The loan, which is secured by real property, is repayable in equal annual installments over a five year period.


        6. Subsequent Events

In April 2000, we completed a public offering of 2,000,000 shares of common stock at $22.50 per share. The underwriters fully exercised their option to purchase 300,000 additional shares (100,000 from a selling stockholder and 200,000 from Aviron) to cover over-allotments. Concurrent with this public offering, AHP purchased 686,160 shares of common stock at $21.38 per share, the price equal to the net proceeds per share to Aviron in the public offering. Aggregate net proceeds from both the public offering and the AHP transaction, after estimated expenses and underwriters' discounts and commissions, were approximately $60.7 million.

On April 13, 2000, we sold 144,185 shares of common stock to Acqua Wellington for total proceeds of $4.0 million, or $27.74 per share. This share price was based on the weighted average market price for the 18 trading days ending on April 11, 2000.

On May 12, 2000, we sold 348,983 shares of common stock to Acqua Wellington for total proceeds of $8.0 million, or $22.92 per share. This share price was based on the weighted average market price for the 18 trading days ending on May 10, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in our Annual Report on Form 10-K, as amended, in the section entitled "Business Risks."


OVERVIEW

We are a biopharmaceutical company focused on the prevention of disease through innovative vaccine technology. We are currently focusing our product development and commercialization efforts on our lead product candidate, FluMist(TM), an investigational live virus vaccine for influenza delivered as a nasal spray. Our goal is to become a leader in the discovery, development, manufacture and marketing of innovative vaccines which are safe, effective and economical enough to merit their use in immunization programs targeting the general population. Our vaccine programs are based both on techniques for producing weakened live virus vaccines and on our proprietary genetic engineering technologies. Live virus vaccines, including those for smallpox, polio, measles, mumps, rubella and chicken pox, have had a long record of preventing disease.


        FluMist

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

FluMist is designed to prevent influenza. We are developing and intend to commercialize FluMist primarily in collaboration with our partner Wyeth Lederle Vaccines, or Wyeth, a business unit of the pharmaceutical division of American Home Products Corporation, or AHP. FluMist has been shown to provide a high protection rate against influenza in Phase 3 clinical trials in children and healthy adults. In a separate trial conducted in healthy working adults, reductions in days of illness, antibiotic use, health resource use and missed work because of illness were observed across several illness definitions.


        FluMist BLA Submission

We are in the process of completing the requirements we believe necessary to support a Biologics License Application, or BLA, submission for FluMist to the U.S. Food and Drug Administration, or FDA, during the fourth quarter of 2000. This process includes validating the tests needed to characterize and release our product and ensuring that all our manufacturing processes, facilities and equipment, including those at our contract manufacturing partner, Celltech Medeva, or Medeva, the international pharmaceutical marketing arm of the Celltech Group, plc, comply with FDA standards.

On March 7, 2000, we announced that we had completed investigations into issues that arose in routine tests during manufacturing process validation. Our investigations concluded that the inconsistencies were only associated with certain assays or tests and not associated with FluMist or the manufacturing process. We also noted that we believe our contract manufacturer, Medeva, has taken the necessary steps to bring relevant general utility systems into compliance. However, we have also begun to implement plans to eliminate our dependence on these utilities. Those plans involve the use of disposable supplies instead of relying on the shared utility systems at Medeva.

        Phase 2 Bridging Study with Liquid FluMist

The current formulation of FluMist requires freezer storage throughout distribution. Because many international markets do not have distribution channels well suited to the sale of frozen vaccines, Wyeth, in conjunction with us, initiated a Phase 2 clinical trial in March 2000 in the Southern Hemisphere for our second generation refrigerator stable, or liquid, formulation of FluMist.

This trial is intended to demonstrate clinical equivalence between frozen and liquid FluMist. The trial of more than 1,300 children aged one to three years was fully enrolled in less than two months. Participants in this randomized, single-blind study received either frozen or liquid FluMist.


        Other Products in Development

We also have a number of other vaccines in various stages of development:

        - a parainfluenza virus type 3, or PIV, vaccine to prevent the most common cause of croup, a respiratory infection in children, for which we have completed a successful Phase 2 clinical trial;

        - an Epstein-Barr virus, or EBV, vaccine to prevent infectious mononucleosis for which our collaborative partner, SmithKline Beecham Biologicals S.A., has completed a successful Phase 1 clinical trial; and

        - a vaccine for cytomegalovirus, the leading infectious cause of birth defects, for which we plan to start a Phase 1 clinical trial during the second quarter of 2000.

We are using our proprietary technologies to discover new vaccine candidates, including vaccines for herpes simplex virus type 2, or HSV, the virus responsible for genital herpes, and respiratory syncytial virus, or RSV, a virus responsible for severe lower respiratory infection in infants and young children.

        Personnel Announcements

On March 6, 2000, we announced that Dennis M. Fenton, Ph.D., Executive Vice President of Amgen, and Wayne T. Hockmeyer, Ph.D., Chairman and Chief Executive Officer of MedImmune, Inc. were appointed to our Board of Directors. Their appointments increased the size of Aviron's board to eight.

On April 14, 2000, we announced that Charlene A. Friedman had been appointed Vice President and General Counsel.

On May 11, 2000, we announced that Alan C. Mendelson had been appointed to our Board of Directors, that Jane E. Shaw, Ph.D., had resigned from our Board of Directors and that Charlene A. Friedman had been named our Corporate Secretary.

On May 11, 2000, we also announced that Edward J. Arcuri, Ph.D., had been promoted to the newly created position of Senior Vice President, Operations.

         Cumulative Losses

Since our inception in April 1992, we have devoted nearly all of our resources to our research and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any revenues from the sale of products until 2001 at the earliest. We have incurred cumulative net losses of approximately $213.0 million as of March 31, 2000, and expect to incur substantial operating losses over at least the next several years.

        Business Risks

Our business is subject to significant risks, including but not limited to manufacturing uncertainties; the risks inherent in our research and development efforts, including preclinical testing and clinical trials; uncertainties associated both with obtaining and enforcing our patents and with the patent rights of others; the lengthy, expensive and uncertain process of seeking regulatory approvals; uncertainties regarding government reforms and product pricing and reimbursement levels; technological change and competition and dependence on third parties. Even if our product candidates appear promising at early stages of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be found unsafe or ineffective during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. See also section entitled "Business Risks" in our Annual Report on Form 10-K, as amended.

This Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. When used herein, the words "expects," "anticipates," "estimates," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999


        Revenues

We earned $2.7 million in revenue for the three months ended March 31, 2000, compared to $15.5 million for the three months ended March 31, 1999. In the first quarter of 2000, revenues were comprised principally of expense reimbursement from Wyeth for clinical and commercialization expenses, under the FluMist collaboration agreement. Revenues during the first quarter of 1999 were comprised principally of a non-refundable initial $15.0 million payment from Wyeth. Aviron and Wyeth are collaborating on the development and marketing of FluMist.

        Operating Expenses

Research and development expenses increased to $17.6 million in the three months ended March 31, 2000 from $14.0 million for the three months ended March 31, 1999. The increase was due primarily to an increase in development activities, documentation, validation and other expenses associated with the commercial scale-up of the manufacturing facilities associated with FluMist. These increases were partially offset by reductions in spending on clinical trials. We expect these expenses to increase in the future as development and manufacturing activities expand in preparation for potential commercialization of FluMist. In addition, we recognized a one-time, non-cash charge for the acquisition of in-process research and development in the amount of $10.9 million due to the amendment of our agreement with the University of Michigan to accelerate the issuance of a warrant to the university.

General, administrative and marketing expenses fell slightly to $2.6 million in the three months ended March 31, 2000 from $2.7 million for the three months ended March 31, 1999 due to a modest decrease in infrastructure and support activities. These expenses are expected to increase in the future in support of the potential commercialization of FluMist.

        Net Interest Income (Expense)

Net interest expense increased to $1.4 million in the three months ended March 31, 2000, as compared to $363,000 for the three months ended March 31, 1999. The increase in net interest expense reflects the decrease in interest income due to lower average balances of cash, cash equivalents, and investments as funds have been used to meet operating expenses and capital requirements and the increase in interest expense in connection with debt financing in December 1999.

        Recent Accounting Pronouncement

In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, which includes the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. We have determined that a change in accounting policy is necessary for the $15.0 million up-front license fee received from Wyeth which was recognized as revenue in the first quarter of 1999. However, we are currently evaluating the period over which the license fee should be recognized as revenue. We will make this change in our accounting policy in the second quarter of 2000, which will result in a charge to operations for the cumulative effect of the change as of January 1, 2000. This amount will be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements will not be restated.


LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and marketable securities at March 31, 2000 of approximately $53.0 million. In order to preserve principal and maintain liquidity, our funds are invested in United States Treasury and agency obligations, highly rated corporate obligations and other liquid investments.

We have financed our operations since inception primarily through sales of equity and convertible debt securities, and debt financing. Through December 31, 1999, we had raised approximately $263.0 million from such activities, net of offering expenses. During the first quarter of 2000, we raised $18.0 million through the sale of common stock, bringing the total raised through financing activities since inception to $281.0 million. On January 10, 2000, we received a commitment for up to $48.0 million in equity financing from Acqua Wellington in amounts of up to $4.0 million per month, at our discretion, through January 2001. The commitment is reduced by $4.0 million each month whether we draw on the commitment or not. As of March 31, 2000, $40.0 million of these funds were available.

For the first three months of 2000, $18.4 million of cash was used in operations as compared with the first three months of 1999, during which period $97,000 of cash was provided by operations. The increase in cash used in operating activities was primarily due to an increase in the net loss of $29.8 million, offset by a $10.9 million non-cash charge related to the issuance of a warrant to the University of Michigan for the acquisition of in-process research and development. We expect expenditures for research and development and general, administrative and marketing expenses to continue to increase in 2000 as we develop our products and prepare for the potential commercial launch of FluMist.

Cash expended for capital additions amounted to approximately $512,000 and $1.8 million for the first three months of 2000 and 1999, respectively. Capital expenditures decreased in 2000 primarily due to a decrease in the level of expenditures for facilities and equipment at Medeva and at our facilities in Pennsylvania and Santa Clara. Capital expenditures are expected to increase during 2000, primarily in connection with building additions at our Pennsylvania facility and equipment additions at all facilities. Principal payments in the amount of $640,000 were made during the first three months of 2000 on debt incurred in December 1999. Such payments will continue over the life of the debt and will increase slightly in the future as a greater portion of the payments are allocated to principal reduction.

In April and early May 2000, we generated an additional $72.7 million of equity financing, net of expenses, in a series of public and private transactions. We anticipate that our existing cash, cash equivalents and short-term investments, and proceeds from existing collaborations and recent financings will enable us to maintain our current and planned operations into 2001. Our future cash requirements will depend on numerous factors, including the time and costs involved in obtaining regulatory approvals; the ability to successfully launch FluMist in the United States; continued scientific progress in the research and development of our technology and vaccine programs; the size and complexity of these programs; our ability to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; the cost of constructing additional manufacturing facilities, should they be deemed necessary; and product commercialization activities. In particular, if we were to construct and equip an additional manufacturing facility during this period, we anticipate that we would likely begin to make substantial additional capital expenditures in 2000 and beyond, which may require us to seek additional funding. In addition, there can be no assurance that, should we require outside funding through additional debt or equity financings, such funds will be available on favorable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or to obtain funds through collaborative agreements with others that may require us to relinquish rights to certain of our technologies, product candidates or products we would otherwise seek to develop or commercialize ourselves, which could harm our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

Interest Rates -- Our investments and interest income are sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates primarily affect the interest earned on our cash equivalents and investments. To mitigate the impact of fluctuations in U.S. interest rates, we place our cash in investments that meet high credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer, or type of investment and does not permit derivative financial instruments in our investment portfolio. As a result, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Exchange Rates -- We pay for the costs of manufacturing and development activities, equipment, and facilities modifications at Medeva, which is located in the United Kingdom (U.K.) in British Pounds Sterling. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the U.K. We are exposed to changes in exchange rates in the United Kingdom. When the U.S. dollar strengthens against the British Pound Sterling, the U.S. dollar value of British Pound Sterling-based expenses decreases; when the U.S. dollar weakens, the U.S. dollar value of British Pound Sterling-based expenses increases. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our financial position as expressed in U.S. dollars. We currently do not hedge our obligations in British Pounds Sterling.

Cash, Cash Equivalents and Investments -- At March 31, 2000, we had cash and cash equivalents of $33.3 million, with a weighted average interest rate of 4.93 percent per year, and short-term investments with a basis of $19.6 million and a fair value of $19.7 million, with a weighted average interest rate of 5.43 percent.

                                     AVIRON

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 30, 1999, the European Patent Office held oral proceedings in an Opposition filed by American Cyanamid against Aviron's granted European Patent No. 0490972 relating to methods and compositions of recombinant negative-strand RNA viruses. At the oral proceedings, the Opposition Division of the European Patent Office informed us of its intent to issue a written opinion which upholds claims limited to recombinant influenza and denies claims generically encompassing negative-strand RNA viruses. This decision will not affect our FluMist cold-adapted influenza product. We intend to appeal the decision insofar as it relates to the denied claims; the appeal will request the Technical Board of Appeals to reverse the decision with respect to the denial of the claims encompassing recombinant negative-strand RNA viruses. There can be no assurance that we will be successful in obtaining claims as originally granted as a result of the appeal. If we do not succeed in the appeal of the claims which encompass negative-strand RNA viruses, in particular non-segmented RNA viruses, it could negatively impact our ability to exclude others from commercializing an RSV or PIV vaccine based on genetically engineered candidates in Europe.

On July 8, 1999, a lawsuit entitled Joany Chou v. The University of Chicago, ARCH Development Corp., Bernard Roizman and Aviron Company, was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, or Court, by an individual formerly associated with the University of Chicago. On September 30, 1999, this individual filed an amended complaint against the same defendants. This amended complaint appeared to purport to assert claims of inventorship relating to the United States Patent Nos. 5,328,688; 5,795,713; 5,922,328; their foreign counterparts; and potentially other patents and applications, unjust enrichment, fraud, conversion, breach of fiduciary duty, breach of contract and breach of implied contract. The amended complaint seeks, among other things, money damages, an order correcting the inventorship and ownership of the patents referenced above, disgorgement, a constructive trust, possible injunctive and equitable relief, punitive damages, attorneys' fees, costs, and interest. All of the claims appear to relate to patents and patent applications for HSV, and none appear to relate to Aviron's cold-adapted influenza product or technology or any other pipeline products in research or development. On February 18, 2000, the Court granted Aviron's motion to dismiss, thereby dismissing all pending claims made by the plaintiff against Aviron. On April 19, 2000, the plaintiff appealed the Court's ruling. We cannot be sure that we will prevail in the defense of this lawsuit in the event that the plaintiff is successful in reinstating her claims, or in bringing new claims against Aviron.

In July 1992, we entered into a license agreement with ARCH Development Corporation, or ARCH, pursuant to which we obtained an exclusive, worldwide commercialization license, with the right to sublicense, to patent rights and related intellectual property and materials pertaining to the herpes simplex viruses, EBV and various recombinant methods and materials. In return for the rights granted to us under this agreement, we agreed to make payments to ARCH upon the achievement of certain milestones in the development of products covered by the license and to pay royalties to ARCH on net sales of such products. ARCH also granted us rights to improvements and additional related technology. The term of this agreement extends until the expiration of the last-to-expire patent rights covered under the license. ARCH had asserted an interpretation of the financial terms of this agreement, relating to the license by us of its EBV technology to SmithKline Beecham and to our sublicense of certain HSV technology to NeuroVir Therapeutics, both of which would have required us to pay ARCH a portion of any future or past payments, including sublicense fees and milestone payments we received under the SmithKline Beecham and NeuroVir Therapeutics agreements.

On May 8, 2000, we executed a Settlement Agreement and Release, or Settlement Agreement, with ARCH whereby, among other provisions, we will make a settlement payment to ARCH in the form of cash and a warrant. We also agreed on the percentage amount owed to ARCH of certain future milestone and royalty payments received from SmithKline Beecham and the percentage of future royalty payments received from NeuroVir Therapeutics. In addition, the Settlement Agreement provides for the termination of Aviron's option rights to obtain future improvements and later developments from ARCH. A separate agreement with NeuroVir Therapeutics sets the amount of the royalty to be paid pursuant to the NeuroVir license agreement. The Settlement Agreement also provides for ARCH to receive a percentage of Aviron's current ownership interest in NeuroVir Therapeutics stock and in a warrant for NeuroVir stock issued to Aviron as part of the original NeuroVir license agreement.

ITEM 2. CHANGES IN SECURITIES.

On February 3, 2000, we sold and issued to American Home Products Corporation 103,332 shares of our common stock for a purchase price of $19.36 per share, in a private placement. The aggregate proceeds from this transaction were $2.0 million. We are obligated to register the shares within 180 days of the purchase date. No underwriter or placement agent was involved in the transaction. The sale of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. The common stock purchase agreement is attached as Exhibit
4.13 to our Annual Report on Form 10-K, as amended.

On February 16, 2000, we amended our stock transfer agreement with the University of Michigan to accelerate the issuance of a warrant to the university. As a result of this amendment, we issued to the university a warrant to purchase 340,000 shares of our common stock at an exercise price of $10.00 per share. Prior to the first commercial sale of any of our products, we are obligated to register the shares issuable upon exercise of the warrant within 180 days of the exercise date, if the university cannot sell the shares pursuant to Rule 144, of the Securities Act of 1933, as amended. No underwriter or placement agent was involved in the transaction. The issuance of the warrant was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. The amendment to the stock transfer agreement is attached as Exhibit 10.33 to our Annual Report on Form 10-K, as amended. The warrant is attached as Exhibit 4.14 to our Annual Report on Form 10-K, as amended.

On March 6, 2000, we sold and issued to American Home Products Corporation 121,212 shares of our common stock for a purchase price of $16.50 per share, in a private placement, pursuant to a December 30, 1999 agreement. The aggregate proceeds from this transaction were $2.0 million. We are obligated to register the shares within 180 days of the purchase date. No underwriter or placement agent was involved in the transaction. The sale of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. The common stock purchase agreement is attached as Exhibit 4.12 to our Annual Report on Form 10-K, as amended.

On April 13, 2000, we sold and issued to American Home Products Corporation 686,160 shares of our common stock for a purchase price of $21.38 per share, in a private placement. The aggregate proceeds from this transaction were $14.7 million. We are obligated to register the shares within 180 days of the purchase date. No underwriter or placement agent was involved in the transaction. The sale of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. The common stock purchase agreement is attached as Exhibit
4.15 hereto.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS


             ITEM               DESCRIPTION
             ----               -----------
             4.15               Common Stock Purchase Agreement between the
                                Registrant and American Home Products
                                Corporation, dated as of April 5, 2000.

             27.1               Financial Data Schedules.

        (b) REPORTS ON FORM 8-K

        On January 14, 2000, we filed a Current Report on From 8-K, dated January 11, 2000, filing a common stock purchase agreement between Acqua Wellington North American Equities Fund Ltd. and Aviron as Exhibit 4.11 and the related press release as Exhibit 99.1.

                                     AVIRON

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


AVIRON

Date:  May 12, 2000                         By: /s/ C. Boyd Clarke
     --------------------------                 -------------------------------
                                                C. Boyd Clarke
                                                President and
                                                Chief Executive Officer

Date:  May 12, 2000                         By:  /s/ Fred Kurland
     --------------------------                 -------------------------------
                                                Fred Kurland
                                                Senior Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX




NO. OF EXHIBIT         DESCRIPTION
--------------         -----------
    4.15               Common Stock Purchase Agreement between the Registrant
                       and American Home Products Corporation, dated as of April
                       5, 2000.

    27.1               Financial Data Schedules.