Form 10-Q
period 2000-06-30
AVIRON
filed 2000-08-11
CIK 949173

                                 UNITED STATES
                             SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549

                                    FORM 10-Q

     (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock $.001 par value           21,927,904  shares
  ----------------------------        -----------------------
            (Class)               (Outstanding at August 8, 2000)

                                     AVIRON

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      NUMBER
                                                                                      ------
  PART I.          FINANCIAL INFORMATION                                                3

     ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
                        (UNAUDITED).                                                    3

                   Condensed Consolidated Balance Sheets as of June 30, 2000 and
                        December 31, 1999                                               3

                   Condensed Consolidated Statements of Operations for the
                        three- and six-month periods ended June 30, 2000 and 1999       4

                   Condensed Consolidated Statements of Cash Flows for the
                        six-month periods ended June 30, 2000 and 1999                  5

                   Notes to Condensed Consolidated Financial Statements                 6

     ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS.                            9

     ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                        MARKET RISK                                                    13

  PART II.         OTHER INFORMATION                                                   14

     ITEM 1.       LEGAL PROCEEDINGS.                                                  14

     ITEM 2.       CHANGES IN SECURITIES.                                              15

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.                                    15

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                16

     ITEM 5.       OTHER INFORMATION.                                                  17

     ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.                                   18

  SIGNATURES                                                                           19

  EXHIBIT INDEX                                                                        20

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                                     AVIRON
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                            JUNE 30,         DECEMBER 31,
                                                                                              2000                1999
                                                                                         -------------       -------------
                                                                                          (UNAUDITED)           (NOTE 1)
         ASSETS

  Current Assets:
    Cash and cash equivalents .......................................................    $      76,135       $      28,081
    Short-term investments ..........................................................           37,432              24,235
    Accounts receivable .............................................................            3,768               3,241
    Inventory .......................................................................            2,082               2,082
    Prepaid expenses and other current assets .......................................            1,179               1,009
                                                                                         -------------       -------------
      Total current assets ..........................................................          120,596              58,648
  Property and equipment, net .......................................................           24,800              25,635
  Deposits and other assets .........................................................            6,762               7,411
                                                                                         -------------       -------------

  TOTAL ASSETS ......................................................................    $     152,158       $      91,694
                                                                                         =============       =============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current Liabilities:
    Accounts payable ................................................................    $       1,593       $       3,038
    Accrued compensation ............................................................            1,985               1,739
    Accrued clinical trial costs ....................................................            1,076                 846
    Accrued interest ................................................................            1,438               1,438
    Accrued expenses and other liabilities ..........................................            5,078               6,591
    Current portion of capital lease obligations ....................................               38                 101
    Current portion of long term debt ...............................................            2,846               2,680
                                                                                         -------------       -------------
      Total current liabilities .....................................................           14,054              16,433
  Deferred rent .....................................................................            1,888               2,214
  Capital lease obligations, noncurrent .............................................               --                   9
  Long-term debt, net of current portion ............................................          111,191             112,657
  Commitments and contingencies
  Stockholders' Equity (Deficit):
    Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series; none outstanding at June 30, 2000 and
      December 31, 1999 .............................................................               --                  --
    Common stock, $0.001 par value; 100,000,000 shares authorized as of
      June 30, 2000; 30,000,000 shares authorized as of December 31,1999;
      21,357,879 and 16,669,018 shares issued and outstanding at June 30,
      2000 and December 31, 1999, respectively ......................................               21                  17
    Additional paid-in capital ......................................................          257,001             143,822
    Notes receivable from stockholders ..............................................              (50)                (83)
    Deferred compensation ...........................................................              (74)                (96)
    Accumulated deficit .............................................................         (231,873)           (183,279)
                                                                                         -------------       -------------
  Total stockholders' equity (deficit) ..............................................           25,025             (39,619)
                                                                                         -------------       -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ..............................    $     152,158       $      91,694
                                                                                         =============       =============

                             See accompanying notes

                                     AVIRON
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                     -----------------------       -----------------------
                                                       2000           1999           2000           1999
                                                     --------       --------       --------       --------
REVENUES:
  Contract revenues and grants ................      $  2,378       $  2,944       $  5,035       $ 18,475
                                                     --------       --------       --------       --------

OPERATING EXPENSES:

  Research and development ....................        17,476         14,362         35,070         28,367
  Acquisition of in-process research
    and development ...........................            --             --         10,904             --
  General, administrative and marketing .......         3,369          3,151          5,937          5,833
                                                     --------       --------       --------       --------

TOTAL OPERATING EXPENSES ......................        20,845         17,513         51,911         34,200
                                                     --------       --------       --------       --------

LOSS FROM OPERATIONS ..........................       (18,467)       (14,569)       (46,876)       (15,725)
                                                     --------       --------       --------       --------

OTHER INCOME/(EXPENSE):
  Interest income .............................         1,648          1,062          2,370          2,273
  Interest expense ............................        (2,056)        (1,613)        (4,145)        (3,187)
                                                     --------       --------       --------       --------

  TOTAL OTHER INCOME (EXPENSE)
   net ........................................          (408)          (551)        (1,775)          (914)
                                                     --------       --------       --------       --------

NET LOSS ......................................      $(18,875)      $(15,120)      $(48,651)      $(16,639)
                                                     ========       ========       ========       ========

Basic and diluted net loss per share ..........      $  (0.90)      $  (0.96)      $  (2.55)      $  (1.06)
                                                     ========       ========       ========       ========

Shares used in computing basic and diluted
  net loss per share ..........................        21,039         15,749         19,067         15,726
                                                     ========       ========       ========       ========


                             See accompanying notes

                                     AVIRON
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   --------------------------
                                                                                       2000            1999
                                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .....................................................................      $ (48,651)      $ (16,639)

Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .........................................          2,770           2,193
       Amortization of convertible debt offering costs .......................            282             288
       Amortization of deferred compensation .................................             22              76
       Issuance of warrant for acquisition of in-process research
          and development ....................................................         10,904              --

Changes in assets and liabilities:
       Accounts receivable ...................................................           (527)         (2,735)
       Inventory .............................................................             --            (956)
       Prepaid expenses and other current assets .............................            (70)            216
       Deposits and other assets .............................................            765            (995)
       Accounts payable ......................................................         (1,445)          1,137
       Accrued expenses and other liabilities ................................           (724)            186
       Deferred rent .........................................................           (326)            600
                                                                                    ---------       ---------

Net cash used in operating activities ........................................        (37,000)        (16,629)
                                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments ..............................................       (232,689)        (28,536)
       Maturities of investments .............................................        219,551          40,138
       Loan to officer .......................................................           (500)             --
       Expenditures for property and equipment ...............................         (1,935)         (7,115)
                                                                                    ---------       ---------

Net cash (used in) provided by investing activities ..........................        (15,573)          4,487
                                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital lease obligations .......................            (72)           (192)
       Principal payments on long-term debt ..................................         (1,300)             --
       Notes to shareholders collected .......................................             33              --
       Repurchase of common stock ............................................             (4)             --
       Proceeds from issuance of common stock, net ...........................        101,970             366
                                                                                    ---------       ---------

Net cash provided by financing activities ....................................        100,627             174
                                                                                    ---------       ---------

Net increase (decrease) in cash and cash equivalents .........................         48,054         (11,968)

CASH AND CASH EQUIVALENTS, at beginning of period ............................         28,081          28,164
                                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS, at end of period ..................................      $  76,135       $  16,196
                                                                                    =========       =========

Supplemental schedule of non-cash financing activities:
         Issuance of warrant for legal settlement ............................            313              --
Supplemental disclosures of cash flow information:
         Cash paid for interest ..............................................          3,814           2,907

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

The financial information as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 1999 is derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999. The results of our operations for any interim period are not necessarily indicative of the results of our operations for a full fiscal year.

    Comprehensive Income (Loss)

Comprehensive income (loss) is not presented separately as it approximates the net loss presented in the statement of operations for the three-month and six-month periods ended June 30, 2000 and 1999.

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

    New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, which is required to be adopted for the year ending December 31, 2001. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on the results of operations or the financial position of Aviron.

In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, which includes the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. We have determined that, pursuant to the guidance in SAB 101, a change in accounting will be necessary for the $15.0 million up-front license fee received from Wyeth Lederle Vaccines, or Wyeth, a business unit of American Home Products Corporation, or AHP, which was recognized as revenue in the first quarter of 1999. Based on recent guidance from the SEC staff on the implementation of SAB 101, we expect to make this change in our accounting in the fourth quarter of 2000, which will result in a charge to operations for the cumulative effect of the change as of January 1, 2000. This amount will be recorded as deferred revenue and recognized as revenue ratably over 2000 and future periods. We have not yet determined the precise period over which the revenue will be recognized pending additional implementation guidance from the SEC. Prior financial statements will not be restated.

    2.     Financing Transactions during the six-months ended June 30, 2000.

On January 11, 2000, we received a commitment for up to $48.0 million in equity financing from Acqua Wellington North America Equities Fund, Ltd., or Acqua Wellington, in amounts of up to $4.0 million per month, at our discretion, through January 2001. On June 9, 2000, Acqua Wellington increased its equity financing commitment to $8.0 million per month and increased its total commitment from $48.0 million to $84.0 million through February 2001. The commitment is reduced by the monthly allocation whether we draw on the commitment or not. These funds are available at our discretion at a small discount to the market price of our common stock with the market price to be determined based on the volume weighted average market price for the 18 trading days ending two business days prior to sale.

The following table summarizes Acqua Wellington financing transactions completed during 2000.


                    Date Sold                      # of Shares          Price Per Share         Aggregate Proceeds
                    ---------                      -----------          ---------------         ------------------
         Transactions during six months ended
           June 30, 2000:

                    March 6, 2000                      253,935            $31.50                  $ 8.0 million
                   April 13, 2000                      144,185             27.74                    4.0 million
                    May 12, 2000                       348,983             22.92                    8.0 million
                    June 12, 2000                      339,955             23.53                    8.0 million
                                                     ---------                                    -------------
                        Total                        1,087,058                                     28.0 million
                                                     ---------                                    -------------

         Transactions subsequent to
           June 30, 2000:
                    July 11, 2000                      270,013             29.63                   8.0 million
                   August 8, 2000                      262,200             30.51                   8.0 million


As of June 30, 2000, $64.0 million of these funds were available, with $48.0 million available after the financings in July and August 2000.

On February 3, 2000, we sold 309,995 shares of common stock to Ridgeway Investment, Ltd., or Ridgeway, for total proceeds of $6.0 million, or $19.36 per share. This share price was based on the volume weighted average market price for the 18 trading days ending on February 1, 2000.

On February 3, 2000, we sold 103,322 shares of common stock to AHP for total proceeds of $2.0 million at the same share price and terms as those for the Ridgeway investment described above. On March 6, 2000, we sold 121,212 shares of common stock to AHP for total proceeds of $2.0 million, or $16.50 per share, which were sold pursuant to a December 30, 1999 agreement with AHP.

On April 10, 2000, we sold 2,200,000 shares of our common stock in a follow-on public offering at a price of $22.50 per share. Concurrent with this public offering, AHP purchased 686,160 shares of common stock at $21.38 per share, the price equal to the net proceeds per share to the company in the public offering. Aggregate net proceeds to the Company from both the public offering and the AHP transaction, after expenses and underwriters' discounts and commissions, were approximately $60.7 million.

      3.   Warrants

In February 2000, we amended our licensing agreement for cold adapted influenza virus vaccine technology with the University of Michigan to accelerate the issuance of a warrant to the university. As a result of this amendment, we granted the university a warrant to purchase 340,000 shares of our common stock at an exercise price of $10.00 per share and, as the related technology is under development, we recorded a one-time (non-cash) charge of approximately $10.9 million in the first quarter of 2000. Upon the date of the first commercial sale of FluMist(TM), if 1.25 percent of the common stock then outstanding exceeds 340,000 shares, we will issue an additional warrant on the same terms, allowing the university to purchase a number of shares equal to the difference between 340,000 shares and
1.25 percent of the common stock outstanding.

On June 23, 2000, as part of a legal Settlement Agreement with ARCH Development Corporation, or ARCH, we issued to ARCH a warrant to purchase 14,077 shares of our common stock at an exercise price of $23.00 per share.

      4.   Stock Options

To motivate our employees and align their interests with stockholders, on February 9, 2000, we granted options for the purchase of a total of 1,264,900 shares of common stock at an exercise price of $24.00, the closing price of our common stock on February 8, 2000. Approximately 27 percent of the options become exercisable upon the acceptance by the U.S. Food and Drug Administration, or FDA, of our Biologics License Application, or BLA, submission for FluMist and another 40 percent become exercisable when FluMist is approved for marketing in the United States. These options will become exercisable in February 2005 unless these events related to FluMist occur earlier. The final 33 percent of these options will become exercisable when FluMist is approved for marketing in the United States, but only if this event occurs in 2001. If FDA approval for FluMist is not obtained by December 31, 2001, these options will be cancelled. If the final 33 percent of these options become exercisable, we will incur compensation expense in the period in which they become exercisable in an amount equal to the difference between the exercise price of the options and the then current fair market value of our common stock. Through June 30, 2000, we have granted options for the purchase of an additional 180,600 shares of common stock at prices ranging from $24.25 to $40.56 with all of the same vesting provisions.


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



OVERVIEW

We are a biopharmaceutical company focused on the prevention of disease through innovative vaccine technology. We are currently focusing our product development and commercialization efforts on our lead product candidate, FluMist(TM), an investigational intranasal live virus influenza vaccine. Our goal is to become a leader in the discovery, development, manufacture and marketing of innovative vaccines which are safe, effective and economical enough to merit their use in immunization programs targeting the general population. Our vaccine development programs are based both on techniques for producing weakened live virus vaccines and on our proprietary genetic engineering technologies. Live virus vaccines, including those for smallpox, polio, measles, mumps, rubella and chicken pox, have had a long record of preventing disease.


      FluMist

According to the Centers for Disease Control and Prevention, or CDC, epidemics of influenza occur during the winter months nearly every year. In the United States, influenza epidemics are responsible for approximately 20,000 deaths and cause illness in 10-20 percent of the population each year. Influenza viruses also can cause global epidemics of disease during which rates of illness and death from influenza-related complications can increase dramatically. Influenza viruses cause disease in all age groups. Rates of infection are highest among children, but rates of serious illness and death are highest among persons over age 64, and persons of any age who have medical conditions that place them at high risk for complications from influenza.

FluMist is designed to prevent influenza. FluMist induces an immune response similar to that resulting from natural infection. With FluMist, the immune response is induced in the nose and throat, the point of contact for airborne infections such as influenza, as well as in the bloodstream. FluMist has been shown to provide a high protection rate against influenza in Phase 3 clinical trials in children and healthy adults. In addition, reductions in days of illness, antibiotic use, health resource use and missed work because of illness were observed in a trial conducted in healthy working adults. We are developing and intend to commercialize FluMist primarily in collaboration with our partner Wyeth Lederle Vaccines, or Wyeth, a business unit of the pharmaceutical division of American Home Products Corporation, or AHP.

          FluMist BLA Submission

We are in the process of completing the requirements we believe necessary to support a Biologics License Application, or BLA, submission for FluMist to the U.S. Food and Drug Administration, or FDA, during the fourth quarter of 2000. This process includes validating our manufacturing processes, facilities and equipment, and tests used to characterize and release our product.

          Cooperative Research and Development Agreement

On June 23, 2000, we announced the extension of our cooperative research and development agreement, or CRADA, for the development of FluMist with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, through June 2003.

      Other Products in Development

We also have a number of other vaccines in various stages of development:

       - a vaccine to prevent cytomegalovirus, or CMV, disease began clinical testing during the second quarter of 2000. CMV is the leading infectious cause of birth defects in the United States;

       - a parainfluenza virus type 3, or PIV, vaccine to prevent the most common cause of croup, a respiratory infection in children, for which we have completed a successful Phase 2 clinical trial; and

       - an Epstein-Barr virus, or EBV, vaccine to prevent infectious mononucleosis for which our collaborative partner, SmithKline Beecham Biologicals S.A., or SmithKline Beecham, has completed a successful Phase 1 clinical trial.

We are using our proprietary technologies to develop new vaccine candidates, including vaccines for herpes simplex virus type 2, or HSV, the virus responsible for genital herpes, and respiratory syncytial virus, or RSV, a virus responsible for severe lower respiratory infection in infants and young children.

      Personnel Announcements

On April 14, 2000, we announced that Charlene A. Friedman had been appointed Vice President and General Counsel.

On May 11, 2000, we announced that Alan C. Mendelson had been appointed to our Board of Directors, that Jane E. Shaw, Ph.D. had resigned from our Board of Directors and that Charlene A. Friedman had been named our Corporate Secretary.

On May 11, 2000, we announced that Edward J. Arcuri, Ph.D. had been promoted to the newly created position of Senior Vice President, Operations.

On August 7, 2000 we announced the appointments of David M. Wonnacott as Vice President, Regulatory Affairs and Charles F. Katzer as Vice President, Manufacturing.

      Cumulative Losses

Since our inception in April 1992, we have devoted nearly all of our resources to our research and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any revenues from the sale of products until 2001 at the earliest. We have incurred cumulative net losses of approximately $231.9 million as of June 30, 2000, and expect to incur substantial operating losses over at least the next several years.

      Business Risks

Our business is subject to significant risks, including but not limited to manufacturing uncertainties; the risks inherent in our research and development efforts, including preclinical testing and clinical trials; uncertainties associated both with obtaining and enforcing our patents and with the patent rights of others; the lengthy, expensive and uncertain process of seeking regulatory approvals; uncertainties regarding government reforms and product pricing and reimbursement levels; technological change and competition; and dependence on third parties. Even if product candidates appear promising at early stages of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will not be found to be safe or effective during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. See also section entitled "Business Risks" in our Annual Report on Form 10-K, as amended.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

      Revenues

We earned $2.4 million in revenue for the three months ended June 30, 2000, compared to $2.9 million for the three months ended June 30, 1999. In the second quarters of 2000 and 1999, revenues were comprised principally of expense reimbursements for clinical and commercialization expenses from Wyeth related to the clinical development of FluMist, under the terms of our FluMist collaboration agreement.


      Operating Expenses

Research and development expenses increased to $17.5 million for the three months ended June 30, 2000, from $14.4 million for the three months ended June 30, 1999. The increase was due primarily to an increase in development activities, documentation, validation and other commercial scale-up expenses associated with FluMist. These increases were partially offset by reductions in spending on clinical trials. We expect our expenses to increase in the future as development and manufacturing activities expand in preparation for potential commercialization of FluMist.

General, administrative and marketing expenses rose to $3.4 million in the three months ended June 30, 2000 from $3.2 million for the three months ended June 30, 1999 due to an increase in infrastructure and support activities. These expenses are expected to increase in the future in support of the potential commercialization of FluMist.

      Net Interest Income (Expense)

Net interest expense decreased to $408,000 in the three months ended June 30, 2000, as compared to $551,000 for the three months ended June 30, 1999. The decrease in net interest expense reflects the increase in interest expense in connection with debt financing in December 1999 which is more than offset by the increase in interest income due to higher average balances of cash, cash equivalents, and investments resulting from the financing transactions in December 1999 and during the six months ended June 30, 2000.




SIX MONTHS ENDED JUNE 30, 2000 AND 1999

      Revenues

We earned $5.0 million in revenue for the six months ended June 30, 2000, compared to $18.5 million for the six months ended June 30, 1999. The 2000 revenues were comprised primarily of amounts earned from Wyeth under the FluMist collaboration agreement combined with other revenues from other contracts and research grants. The 1999 revenues were comprised primarily of amounts earned from Wyeth under the FluMist collaboration agreement, which included a non-refundable initial payment in the amount of $15.0 million and $2.8 million in payments related to the clinical development of FluMist, combined with other revenues from other contracts and research grants.

      Operating Expenses

Research and development expenses increased to $35.1 million for the six months ended June 30, 2000, from $28.4 million for the six months ended June 30, 1999. The increase was due primarily to an increase in development activities, documentation, validation and other commercial scale-up expenses associated with FluMist. These increases were partially offset by reductions in spending on clinical trials. We expect our expenses to increase in the future as development and manufacturing activities expand in preparation for potential commercialization of FluMist. In addition, we recognized a one-time, non-cash charge for the acquisition of in-process research and development in the amount of $10.9 million in the first quarter of

2000 due to the amendment of our agreement with the University of Michigan to accelerate the issuance of a warrant to the university which was originally granted in connection with our license to cold-adapted influenza technology which is the basis for FluMist.

General, administrative and marketing expenses rose to $5.9 million in the six months ended June 30, 2000, compared to $5.8 million for the six months ended June 30, 1999, due to an increase in infrastructure and support activities. These expenses are expected to increase in the future in support of the potential commercialization of FluMist.

      Net Interest Income (Expense)

Net interest expense increased to $1.8 million in the six months ended June 30, 2000, as compared to $914,000 for the six months ended June 30, 1999. The increase in net interest expense reflects the increase in interest expense in connection with debt financing in December 1999, which is partially offset by the increase in interest income due to higher yields on average balances of cash, cash equivalents, and investments during the six months ended June 30, 2000, as compared with the same period of 1999.

      Recent Accounting Pronouncement

In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, which includes the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. We have determined that, pursuant to the guidance in SAB 101, a change in accounting will be necessary for the $15.0 million up-front license fee received from Wyeth, which was recognized as revenue in the first quarter of 1999. Based on recent guidance from the SEC staff on the implementation of SAB 101, we expect to make this change in our accounting in the fourth quarter of 2000, which will result in a charge to operations for the cumulative effect of the change as of January 1, 2000. This amount will be recorded as deferred revenue and recognized as revenue ratably over 2000 and future periods. We have not yet determined the precise period over which the revenue will be recognized pending additional implementation guidance from the SEC. Prior financial statements will not be restated.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and marketable securities, at June 30, 2000, of approximately $113.6 million. In order to preserve principal and maintain liquidity, our funds are invested in United States Treasury and agency obligations, highly rated corporate obligations and other liquid investments.

We have financed our operations since inception primarily through sales of equity, convertible debt securities, and other debt financing. Through December 31, 1999, we had raised approximately $263.0 million from such activities, net of offering expenses. During the six months ended June 30, 2000, we raised approximately $102.0 million through the sale of common stock, bringing the total raised through financing activities since inception to approximately $365.0 million. On January 11, 2000, we received a commitment for up to $48.0 million in equity financing from Acqua Wellington in amounts of up to $4.0 million per month, at our discretion, through January 2001. On June 9, 2000 Acqua Wellington increased this commitment to $8.0 million per month and increased its total commitment from $48.0 million to $84.0 million through February 2001. The commitment is reduced by the monthly allocation whether we draw on the commitment or not. As of June 30, 2000, $64.0 million of these funds were available, with $48.0 million available after the financings in July and August 2000.

For the first six months of 2000, $37.0 million of cash was used in operations as compared with the first six months of 1999, during which period $16.6 million of cash was used in operations. The increase in cash used in operating activities was primarily due to an increase in the net loss of $32.0 million, offset by a $10.9 million non-cash charge related to the issuance of a warrant to the University of Michigan for the acquisition of in-process research and development. We expect expenditures for research and development and general, administrative and marketing expenses to continue to increase during the remainder of 2000 and beyond as we develop our products and prepare for the potential commercial launch of FluMist.

Cash expended for capital additions amounted to approximately $1.9 million and $7.1 million for the first six months of 2000 and 1999, respectively. Capital expenditures decreased in 2000 primarily due to a decrease in the level of expenditures for facilities and equipment at Medeva and at our facilities in Pennsylvania and Santa Clara. Capital expenditures are expected to increase during the remainder of 2000, primarily in connection with building additions at our Pennsylvania facility and equipment additions at all facilities. Principal payments in the amount of $1.3 million were made during the first six months of 2000 on debt incurred in December 1999. Such payments will continue over the life of the debt and will increase slightly in the future as greater portions of the payments are allocated to principal reduction.

In July and August 2000, we generated an additional $16.0 million of equity financing in two transactions for sale of common stock. We anticipate that our existing cash, cash equivalents and short-term investments, and proceeds from existing collaborations and recent financings will enable us to maintain our current and planned operations into 2001. Our future cash requirements will depend on numerous factors, including the time and costs involved in obtaining regulatory approvals; the ability to successfully launch FluMist in the United States; continued scientific progress in the research and development of our technology and vaccine programs; the size and complexity of these programs; our ability to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; the cost of constructing additional manufacturing facilities, should they be deemed necessary; and product commercialization activities. In particular, if we were to construct and equip an additional manufacturing facility during this period, we anticipate that we would likely begin to make substantial additional capital expenditures in 2000 and beyond, which may require us to seek additional funding. In addition, there can be no assurance that, should we require outside funding through additional debt or equity financings, such funds will be available on favorable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or to obtain funds through collaborative agreements with others that may require us to relinquish rights to certain of our technologies, product candidates or products we would otherwise seek to develop or commercialize ourselves, which could harm our business, financial condition and results of operations.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

Interest Rates -- Our investments and interest income are sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates primarily affect the interest earned on our cash equivalents and investments. To mitigate the impact of fluctuations in U.S. interest rates, we place our cash in investments that meet high credit standards, as specified in our investment policy, and generally hold such securities to maturity. The policy also limits the amount of credit exposure to any one issue, issuer, or type of investment and does not permit derivative financial instruments in our investment portfolio. As a result, we do not expect any material loss with respect to our investment portfolio.

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

Cash, Cash Equivalents and Investments -- At June 30, 2000, we had cash and cash equivalents of $76.1 million, with a weighted average interest rate of 6.50 percent per year, and short-term investments with a basis of $37.4 million and a fair value of $37.5 million, with a weighted average interest rate of 6.56 percent.

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

    On July 8, 1999, a lawsuit entitled Joany Chou v. the University of Chicago, ARCH Development Corp., Bernard Roizman and Aviron Company, was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, or Court, by an individual formerly associated with the University of Chicago. On September 30, 1999, this individual filed an amended complaint against the same defendants. This amended complaint appeared to purport to assert claims of inventorship relating to the United States Patent Nos. 5,328,688; 5,795,713, 5,922,328; their foreign counterparts; and potentially other patents and applications, unjust enrichment, fraud, conversion, breach of fiduciary duty, breach of contract and breach of implied contract. The amended complaint seeks, among other things, money damages, an order correcting the inventorship and ownership of the patents referenced above, disgorgement, a constructive trust, possible injunctive and equitable relief, punitive damages, attorneys' fees, costs, and interest. All of the claims appear to relate to patent and patent applications for HSV, and none appear to relate to Aviron's cold-adapted influenza product or technology or any other pipeline products in research or development. On February 18, 2000, the Court granted Aviron's motion to dismiss, thereby dismissing all pending claims made by the plaintiff against Aviron. On April 19, 2000, the plaintiff appealed the Court's ruling. We cannot be sure that we will prevail in the defense of this lawsuit in the event that the plaintiff is successful in reinstating her claims, or in bringing in new claims against Aviron.

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

     On May 8, 2000, we executed a Settlement Agreement and Release, or Settlement Agreement, with ARCH whereby, among other provisions, we made a settlement payment to ARCH in the form of cash and a warrant. We also agreed on the percentage amount owed to ARCH of certain future milestone and royalty payments received from SmithKline Beecham and the percentage of future royalty payments received from NeuroVir Therapeutics. In addition, the Settlement Agreement provides for the termination of Aviron's option rights to obtain future improvements and later developments from ARCH. A separate agreement with NeuroVir Therapeutics sets the amount of the royalty to be paid pursuant to the NeuroVir license agreement. The Settlement Agreement also provides for ARCH to receive a percentage of Aviron's current ownership interest in NeuroVir Therapeutics stock and in a warrant for NeuroVir stock issued to Aviron as part of the original NeuroVir license agreement.

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

On June 23, 2000, as part of a legal Settlement Agreement with ARCH Development Corporation, or ARCH, we issued to ARCH a warrant to purchase 14,077 shares of our common stock at an exercise price of $23.00 per share. If the holder of such warrant is unable to sell or otherwise dispose of the warrant shares pursuant to Rule 144 of the Securities Act of 1933, as amended, then such holder may request the Company to register such warrant shares.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                 None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     The Company's Annual Meeting of Stockholders, or Annual Meeting, was held on June 1, 2000. At the Annual Meeting, the stockholders of the registrant (i) elected the two people listed below to serve as directors to hold office until the 2003 Annual Meeting of Stockholders and until their successors are elected;
(ii) approved an amendment to our Amended and Restated Certificate of Incorporation; (iii) approved an amendment to the Company's 1996 Equity Incentive Plan; (iv) approved an amendment to our 1996 Non-Employee Directors' Stock Option Plan; and (v) ratified the selection of Ernst & Young LLP as our Independent Accountants for the fiscal year ending December 31, 2000.

     The Company had 20,625,940 shares of common stock outstanding as of April 14, 2000, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 16,004,690 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.


Proposal 1 -- Election of Directors

Director

  J. Leighton Read

           Votes in Favor ...............................................................      15,910,491
           Votes Withheld ...............................................................          94,199

Director

    Reid W. Dennis

           Votes in Favor ...............................................................      15,945,615
           Votes Withheld ...............................................................          59,075


Proposal 2-- Amendment to the Company's Amended and Restated Certificate of Incorporation

           Votes in Favor ...............................................................      14,342,363
           Votes Against ................................................................       1,558,559
           Abstentions ..................................................................         103,768


Proposal 3 -- Amendment to the Company's 1996 Equity Incentive Plan

           Votes in Favor ...............................................................      10,939,271
           Votes Against ................................................................       3,322,974
           Abstentions ..................................................................       1,742,445


Proposal 4 -- Amendment to the Company's 1996 Non-Employee Directors' Stock Option Plan

           Votes in Favor ...............................................................      14,908,934
           Votes Against ................................................................         982,456
           Abstentions ..................................................................         113,300


Proposal 5 -- Ratification of Selection of Independent Accountants

           Votes in Favor ...............................................................      15,925,286
           Votes Against ................................................................          62,008
           Abstentions ..................................................................          17,396



ITEM 5. OTHER INFORMATION.

                 None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


              (a)    EXHIBITS

              ITEM   DESCRIPTION
              ----   -----------

              3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation.

              4.15 Common Stock Purchase Agreement between the Company and American Home Products Corporation, dated April 15, 2000.(1)

              4.16 Amendment to Common Stock Purchase Agreement, dated as of June 9, 2000, by and between Acqua Wellington North American Equities Fund Ltd. and the Company.(2)

              4.17 Warrant for Common Stock, issued to ARCH Development Corporation.

              10.30  Form of Management Continuity Agreement.

              27.1   Financial Data Schedule.

----------
(1) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ended March 31, 2000, filed May 15, 2000.
(2) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated June 12, 2000.


              (b)    REPORTS ON FORM 8-K

              On June 12, 2000, we filed a Current Report on Form 8-K, reporting that the Company had entered into the Amendment to the Common Stock Purchase Agreement, dated as of June 9, 2000, with Acqua Wellington North American Equities Fund Ltd.

                                     AVIRON

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                               AVIRON

Date:        August 11, 2000                   By: /s/ C. BOYD CLARKE
     ----------------------------------           ------------------------------
                                                    C. Boyd Clarke
                                                    President and
                                                    Chief Executive Officer

Date:        August 11, 2000                   By: /s/ FRED KURLAND
     ---------------------------------            ------------------------------
                                                      Fred Kurland
                                                      Senior Vice President and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


 NO. OF EXHIBIT               DESCRIPTION
 --------------               -----------
      3.3           Certificate of Amendment of Amended and Restated
                    Certificate of Incorporation.

      4.15          Common Stock Purchase Agreement between the Company and
                    American Home Products Corporation, dated April 15, 2000.(1)

      4.16 Amendment to Common Stock Purchase Agreement, dated as of June 9, 2000, by and between Acqua Wellington
                    North American Equities Fund Ltd. and the Company.(2)

      4.17          Warrant for Common Stock, issued to ARCH Development
                    Corporation.

      10.30         Form of Management Continuity Agreement.

      27.1          Financial Data Schedule.

---------
(1) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ended March 31, 2000, filed May 15, 2000.
(2) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated June 12, 2000.