Form 10-Q
period 2000-09-30
AVIRON
filed 2000-11-14
CIK 949173

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                         COMMISSION FILE NUMBER 0-20815

                                     AVIRON
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0309686
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

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

        Common Stock $.001 par value                         23,038,067 shares
                   (Class)                           (Outstanding at November 6, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     AVIRON

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I. FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED).....     3

         Condensed Consolidated Balance Sheets as of September 30,
           2000 and December 31, 1999................................     3
         Condensed Consolidated Statements of Operations for the
           three- and nine-month periods ended September 30, 2000 and
           1999......................................................     4
         Condensed Consolidated Statements of Cash Flows for the
           nine-month periods ended September 30, 2000 and 1999......     5
         Notes to Condensed Consolidated Financial Statements........     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................    11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK......................................................    16

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................    17

ITEM 2.  CHANGES IN SECURITIES.......................................    17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................    17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    17

ITEM 5.  OTHER INFORMATION...........................................    17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................    18

SIGNATURES...........................................................    19

EXHIBIT INDEX........................................................    20

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

                                     AVIRON

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2000            1999
                                                             -------------   ------------
                                                              (UNAUDITED)      (NOTE 1)
Current Assets:
  Cash and cash equivalents.................................   $  59,010      $  28,081
  Short-term investments....................................      62,079         24,235
  Accounts receivable.......................................       3,978          3,241
  Inventory.................................................       3,309          2,082
  Prepaid expenses and other current assets.................       1,091          1,009
                                                               ---------      ---------
     Total current assets...................................     129,467         58,648
Long-term investments.......................................       1,016             --
Property and equipment, net.................................      24,671         25,635
Deposits and other assets...................................       7,316          7,411
                                                               ---------      ---------
TOTAL ASSETS................................................   $ 162,470      $  91,694
                                                               =========      =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable..........................................   $   2,285      $   3,038
  Accrued compensation......................................       2,349          1,739
  Accrued clinical trial costs..............................       1,326            846
  Accrued interest..........................................       2,875          1,438
  Accrued expenses and other liabilities....................       7,315          6,591
  Current portion of capital lease obligations..............          21            101
  Current portion of long-term debt.........................       2,933          2,680
                                                               ---------      ---------
     Total current liabilities..............................      19,104         16,433
Deferred rent...............................................       2,012          2,214
Capital lease obligations, noncurrent.......................          --              9
Long-term debt, net of current portion......................     110,424        112,657
Commitments and contingencies
Stockholders' Equity (Deficit):
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized,
     issuable in series; none outstanding at September 30,
     2000 and December 31, 1999.............................          --             --
  Common stock, $0.001 par value; 100,000,000 shares
     authorized
     as of September 30, 2000; 30,000,000 shares authorized
     as of December 31, 1999; 22,223,828 and 16,669,018
     shares issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively........................          22             17
  Additional paid-in capital................................     282,350        143,822
  Notes receivable from stockholders........................         (50)           (83)
  Deferred compensation.....................................         (25)           (96)
  Accumulated deficit.......................................    (251,367)      (183,279)
                                                               ---------      ---------
Total stockholders' equity (deficit)........................      30,930        (39,619)
                                                               ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........   $ 162,470      $  91,694
                                                               =========      =========

                             See accompanying notes

                                     AVIRON

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS            NINE MONTHS
                                                         ENDED                   ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
REVENUES:
  Contract revenues and grants..................  $  2,869    $  1,363    $  7,904    $ 19,838
                                                  --------    --------    --------    --------

OPERATING EXPENSES:
  Research and development......................    18,966      19,593      54,036      47,960
  Acquisition of in-process research and
     development................................        --          --      10,904          --
  General, administrative and marketing.........     3,387       3,602       9,324       9,435
                                                  --------    --------    --------    --------

TOTAL OPERATING EXPENSES........................    22,353      23,195      74,264      57,395
                                                  --------    --------    --------    --------

LOSS FROM OPERATIONS............................   (19,484)    (21,832)    (66,360)    (37,557)
                                                  --------    --------    --------    --------

OTHER INCOME/(EXPENSE):
  Interest income...............................     1,981         804       4,351       3,077
  Interest expense..............................    (2,033)     (1,590)     (6,177)     (4,777)
                                                  --------    --------    --------    --------

  TOTAL OTHER INCOME (EXPENSE), net.............       (52)       (786)     (1,826)     (1,700)
                                                  --------    --------    --------    --------

NET LOSS........................................  $(19,536)   $(22,618)   $(68,186)   $(39,257)
                                                  ========    ========    ========    ========
Basic and diluted net loss per share............  $  (0.90)   $  (1.43)   $  (3.42)   $  (2.49)
                                                  ========    ========    ========    ========
Shares used in computing basic and diluted net
  loss per share................................    21,625      15,814      19,920      15,755
                                                  ========    ========    ========    ========

                             See accompanying notes

                                     AVIRON

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (68,186)   $(39,257)

Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      4,335       3,423
  Amortization of convertible debt offering costs...........        423         429
  Amortization of deferred compensation.....................         71         105
  Issuance of warrant for acquisition of in-process research
     and development........................................     10,904          --

Changes in assets and liabilities:
  Accounts receivable.......................................       (737)     (3,936)
  Inventory.................................................     (1,227)     (2,029)
  Prepaid expenses and other current assets.................         19         431
  Deposits and other assets.................................         73      (1,610)
  Accounts payable..........................................       (753)      1,028
  Accrued expenses and other liabilities....................      3,563       4,649
  Deferred rent.............................................       (202)        842
                                                              ---------    --------
Net cash used in operating activities.......................    (51,717)    (35,925)
                                                              ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................   (408,853)    (40,282)
  Maturities of investments.................................    370,089      65,649
  Loan to officer...........................................       (500)         --
  Expenditures for property and equipment...................     (3,371)    (10,664)
                                                              ---------    --------
Net cash (used in) provided by investing activities.........    (42,635)     14,703
                                                              ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations...........        (89)       (277)
  Principal payments on long-term debt......................     (1,980)         --
  Notes to shareholders collected...........................         33          --
  Repurchase of common stock................................         (4)         --
  Proceeds from issuance of common stock, net...............    127,321       1,064
                                                              ---------    --------
Net cash provided by financing activities...................    125,281         787
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........     30,929     (20,435)

CASH AND CASH EQUIVALENTS, at beginning of period...........     28,081      28,164
                                                              ---------    --------

CASH AND CASH EQUIVALENTS, at end of period.................  $  59,010    $  7,729
                                                              =========    ========

Supplemental schedule of non-cash financing activities:
  Issuance of warrant for legal settlement..................        313          --
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................      4,243       2,919

                             See accompanying notes

                                     AVIRON

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

     The financial information as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments), which Aviron considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 1999 is derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999. The results of our operations for any interim period are not necessarily indicative of the results of our operations for a full fiscal year.

  Revenue Recognition

     Research payments under collaborative arrangements and grants are recognized as revenue based on research expenses incurred. Non-refundable license fees are recognized as revenue when all obligations related to the fees have been met. Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process because we have no future performance obligations related to the payment. Milestone payments are triggered either by the results of our research efforts or by events external to Aviron, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. Contract revenue for services provided by our animal research facility is recognized when services are provided pursuant to the contract. Amounts received in advance are recorded as deferred revenue until the related revenue is recognized.

     In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, which includes the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. We have determined that, pursuant to the guidance in SAB 101, a change in accounting will be necessary for the $15.0 million up-front license fee received from Wyeth Lederle Vaccines, or Wyeth, a business unit of American Home Products Corporation, or AHP, which was recognized as revenue in the first quarter of 1999. We will make this change in our accounting in the fourth quarter of 2000, which will result in a charge to operations for the cumulative effect of the change as of January 1, 2000. This amount will be recorded as deferred revenue and recognized as revenue ratably over 2000 and future periods. We have not yet determined the precise period over which the revenue will be recognized. Prior financial statements will not be restated.

  Comprehensive Income (Loss)

     Comprehensive income (loss) is not presented separately as it approximates the net loss presented in the statement of operations for the three-month and nine-month periods ended September 30, 2000 and 1999.

                                     AVIRON

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, which is required to be adopted for the year ending December 31, 2001. We do not anticipate that the adoption of SFAS 133 will have a significant effect on the results of our operations or our financial position.

2. FINANCING TRANSACTIONS DURING 2000

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

     The following table summarizes Acqua Wellington financing transactions completed during 2000.

                                                           # OF        PRICE       AGGREGATE
                    DATE SOLD                             SHARES     PER SHARE     PROCEEDS
                    ---------                            ---------   ---------   -------------
  Transactions during nine-months ended September 30,
    2000:
                 March 6, 2000                             253,935    $31.50     $ 8.0 million*
                 April 13, 2000                            144,185     27.74       4.0 million
                 May 12, 2000                              348,983     22.92       8.0 million*
                 June 12, 2000                             339,955     23.53       8.0 million
                 July 11, 2000                             270,013     29.63       8.0 million
                 August 8, 2000                            262,200     30.51       8.0 million
                 September 6, 2000                         244,272     32.75       8.0 million
                                                         ---------               -------------
                      Total                              1,863,543                52.0 million
                                                         ---------               -------------
  Subsequent Financing Transactions:
                 October 3, 2000                           173,142     46.20       8.0 million
                 October 31, 2000                          153,448     52.13       8.0 million

---------------
* Includes an additional $4.0 million of financing outside of the commitment.

     As of September 30, 2000, $40.0 million of these funds were available, with $24.0 million available after the two financings in October 2000, under the Acqua Wellington commitment.

                                     AVIRON

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

     On April 10, 2000, we sold 2,200,000 shares of our common stock in a follow-on public offering at a price of $22.50 per share. Concurrent with this public offering, AHP purchased 686,160 shares of common stock at $21.38 per share, the price equal to the net proceeds per share to the company in the public offering. Our aggregate net proceeds from both the public offering and the AHP transaction, after expenses and underwriters' discounts and commissions, were approximately $60.7 million.

     On October 12, 2000, we sold 450,000 shares of common stock in a private transaction to Biotech Invest, S.A., an affiliate of Biotech Target, S.A., at a price of $48.00 per share for aggregate proceeds of $21.6 million.

3. WARRANTS

     In February 2000, we amended our licensing agreement for cold-adapted influenza virus vaccine technology with the University of Michigan to accelerate the issuance of a warrant to the university. As a result of this amendment, we granted the university a warrant to purchase 340,000 shares of our common stock at an exercise price of $10.00 per share that expires on February 16, 2007. The warrant was valued using the Black-Scholes option valuation model and, as the related technology is under development, we recorded a one-time (non-cash) charge of approximately $10.9 million in the first quarter of 2000. Upon the date of the first commercial sale of FluMist, if 1.25 percent of the common stock then outstanding exceeds 340,000 shares, we will issue an additional warrant on the same terms, allowing the university to purchase a number of shares equal to the difference between 340,000 shares and 1.25 percent of the common stock outstanding. To the extent such additional warrants are issued, the related fair value will be recorded as an asset and amortized to cost of sales over the expected life of the FluMist product.

     On May 8, 2000, we entered into a settlement agreement with ARCH Development Corporation, or ARCH, pursuant to which we transferred to ARCH one-half of our ownership interest in Series A preferred shares of NeuroVir Therapeutics, Inc., or NeuroVir, transferred one-half of our ownership interest in a warrant to acquire shares of common stock of NeuroVir at a price of $1.25 Canadian per share that expires on the earlier of May 31, 2003 or the closing of an initial offering of NeuroVir, paid cash of $312,500 and issued a warrant to purchase 14,077 shares of our common stock at an exercise price of $23.00 per share that expires on June 23, 2005. The value of the warrant of our common stock at the date of issuance was determined to be $312,500 using the Black-Scholes option valuation model. The total cost of the settlement was valued at $625,000, which was recognized as an expense in the quarter ended December 31, 1999 since the settlement was judged to be probable and estimable at that time.

     On October 11, 2000, we granted Evans Vaccines Limited, a division of PowderJect Pharmaceuticals Plc, or Evans Vaccines, warrants to purchase a total of 63,162 shares of our common stock at an exercise price of $47.50 per share. These warrants, which expire annually at the rate of 10,527 shares per year on October 10, 2001 through 2006, will be valued at approximately $1.2 million. This grant was made as part of the restructuring of our contract manufacturing agreement with Evans Vaccines (see note 7).

     On October 13, 2000, as part of the purchase price of an internet domain name "flu.com", we issued a warrant for the purchase of 9,398 shares of common stock at an exercise price of $53.00 per share that expires

                                     AVIRON

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

on October 13, 2005. The value of the warrant at the date of issuance was determined to be $350,000 using the Black-Scholes option valuation model (see note 6).

4. STOCK OPTIONS

     To motivate our employees and align their interests with stockholders, on February 9, 2000, we granted options for the purchase of a total of 1,264,900 shares of common stock at an exercise price of $24.00, the closing price of our common stock on February 8, 2000. Approximately 27 percent of the options become exercisable upon the acceptance by the U.S. Food and Drug Administration, or FDA, of our Biologics License Application, or BLA, submission for FluMist and another 40 percent become exercisable when FluMist is approved for marketing in the United States. These options will become exercisable in February 2005 unless these events related to FluMist occur earlier. The final 33 percent of these options will become exercisable when FluMist is approved for marketing in the United States, but only if this event occurs in 2001. If FDA approval for FluMist is not obtained by December 31, 2001, these options will be cancelled. If the final 33 percent of these options become exercisable, we will incur compensation expense in the period in which they become exercisable in an amount equal to the difference between the exercise price of the options and the then current fair market value of our common stock. Through September 30, 2000, we have granted options for the purchase of an additional 214,350 shares of common stock at prices ranging from $24.25 to $40.56 with all of the same vesting provisions.

5. RELATED PARTY TRANSACTION

     In January 2000, we made a non-interest bearing loan to C. Boyd Clarke, our President and Chief Executive Officer, in the amount of $500,000. The loan, which is secured by real property, is repayable in equal annual installments over a five-year period.

6. DOMAIN NAME

     On September 28, 2000, we entered into an agreement for the acquisition of the internet domain name "flu.com" for a total cost of $700,000, which was comprised of $350,000 in cash and a warrant to be issued for the purchase of common stock valued at $350,000 (see note 3). The total cost of this acquisition has been recorded as an asset and will be amortized over a period of three years.

7. SUBSEQUENT EVENTS

     During October 2000, Celltech Group Plc sold its vaccines business, which included our existing FluMist contract manufacturing agreement, to Evans Vaccines. Also in October 2000, we restructured our contract manufacturing agreement with Evans Vaccines. Under the new agreement, which expires in June 2006, responsibility for bulk manufacture of FluMist in the Speke, United Kingdom, or UK, facility transfers to Aviron and Evans Vaccines' employees working on FluMist became our employees. We also entered into sub-leases of the FluMist manufacturing areas on the existing site.

     As consideration for the acquisition of technology and manufacturing know-how, we made an initial payment of $15.0 million and will make additional annual payments of $3.85 million over five years. As further consideration for the amendment to the contract manufacturing agreement, we agreed to continue our commitment to pay $19.0 million, which will be paid in the future based on net sales of FluMist. Evans Vaccines also received warrants to purchase 63,162 shares of Aviron common stock at an exercise price of $47.50 per share (see note
3). These elements of consideration will be recorded as assets and amortized over the 6-year term of the agreement with Evans Vaccines.

                                     AVIRON

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     In addition, we agreed to make payments during the term of the agreement of $150,000 per year for the use of the Aviron unit in the Evans Vaccines manufacturing plant, payments up to an aggregate total of $3.0 million for attaining specific milestones, and payments for other support services based on the costs of these services incurred. Rent and other support services will be expensed as the costs are incurred and milestones will be expensed as they become due.

     On October 11, 2000, we agreed to acquire a 25-year lease from Celltech Group Plc on approximately eight acres of land in Speke, UK. We intend to utilize an existing 45,000 square foot structure on the property to build a new FluMist manufacturing facility. Under the terms of the Celltech agreement, we will pay Celltech L1.5 million (British Pounds Sterling) and will assume the obligations for the remaining 24 years of the 25-year land lease. The minimum annual lease payments are L333,000 (British Pounds Sterling) per year during the term of the lease.

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

OVERVIEW

     We are a biopharmaceutical company focused on the prevention of disease through innovative vaccine technology. We are currently focusing our product development and commercialization efforts on our lead product candidate, FluMist, an investigational intranasal influenza vaccine. Our goal is to become a leader in the discovery, development, manufacture and marketing of innovative vaccines, which are safe, effective and economical enough to merit their use in immunization programs targeting the general population. Our vaccine development programs are based both on techniques for producing weakened live virus vaccines and on our proprietary genetic engineering technologies. Live virus vaccines, including those for smallpox, polio, measles, mumps, rubella and chicken pox, have had a long record of preventing disease.

  FluMist

     According to the Centers for Disease Control and Prevention, or CDC, epidemics of influenza occur during the winter months nearly every year. In the United States, influenza epidemics are responsible for approximately 20,000 deaths and cause illness in 10 to 20 percent of the population each year. Influenza viruses also can cause global epidemics of disease during which rates of illness and death from influenza-related complications can increase dramatically. Influenza viruses cause disease in all age groups. Rates of infection are highest among children and young children are at increased risk for hospitalization. Rates of serious illness and death are highest among persons over age 64 and persons of any age who have medical conditions that place them at high risk for complications from influenza.

     FluMist is designed to prevent influenza by inducing an immune response similar to that resulting from natural infection. With FluMist, the immune response is induced in the nose and throat (the point of contact for airborne infections such as influenza) as well as in the bloodstream. FluMist has been shown to provide a high protection rate against influenza in Phase 3 clinical trials in children and healthy adults. In addition, reductions in days of illness, antibiotic use, health resource use and missed work because of illness were observed in a trial conducted in healthy working adults. We are developing and intend to commercialize FluMist primarily in collaboration with our partner Wyeth Lederle Vaccines, or Wyeth, a business unit of the pharmaceutical division of American Home Products Corporation, or AHP.

  FluMist BLA Submission

     On October 31, 2000, we submitted our Biologics License Application, or BLA, for FluMist to the U.S. Food and Drug Administration, or FDA. We are seeking U.S. licensure of FluMist to prevent influenza in children and adults.

  Clinical Trial Study

     In October 2000, Kaiser Permanente initiated a clinical trial of FluMist. Enrollment of approximately 9,600 participants ages one to 17 years during the 2000-2001 flu season is expected. The study will evaluate a variety of endpoints to compare the rates of different medically attended events in the group receiving FluMist versus the group receiving placebo.

  Liquid FluMist

     The current formulation of FluMist requires freezer storage throughout distribution. Because many international markets do not have distribution channels well suited to the sale of frozen vaccines, Wyeth initiated a randomized, single-blind Phase 2 clinical trial of more than 1,300 children in March 2000 in the southern hemisphere for a second generation refrigerator stable, or liquid, formulation of FluMist. This trial is intended to demonstrate clinical equivalence between frozen and liquid FluMist.

     During the fourth quarter, Wyeth also initiated three Phase 3 clinical trials with liquid FluMist:

     - A Pan-Asian efficacy trial expected to enroll 3,000 participants from 12 to 36 months of age. The primary endpoint is protection against culture-confirmed influenza.

     - A Pan-European pediatric day care efficacy trial expected to enroll 1,500 children in day care from 6 to 36 months of age. The primary endpoint is protection against culture-confirmed influenza.

     - A safety and immunogenicity study in 450 participants from 6 to 17 years of age taking place in Europe. The primary endpoint is immunogenicity by age.

  Operations

     On September 29, 2000, we announced that we qualified for a $2.7 million Challenge Grant from the National Institute of Allergy and Infectious Diseases of the National Institutes of Health to develop a vaccine to protect against possible pandemic influenza viruses.

     On October 11, 2000, we agreed to acquire the remaining 24 years of a 25-year lease from Celltech Group plc of approximately eight acres of land in Speke, UK. We intend to utilize an existing 45,000 square foot structure on the property to build a new FluMist manufacturing facility.

     During October 2000, Celltech Group Plc sold its vaccines business, which included our existing FluMist contract manufacturing agreement, to Evans Vaccines. Also in October 2000, we restructured our contract manufacturing agreement with Evans Vaccines. Under the new agreement, which expires in June 2006, responsibility for bulk manufacture of FluMist in the Speke, UK facility is transferred to Aviron. Evans Vaccines' employees working on FluMist became our employees and we entered into sub-leases for the FluMist manufacturing areas on the existing site.

     As consideration for the acquisition of technology and manufacturing know-how, we made an initial payment of $15.0 million and will make additional annual payments of $3.85 million over five years. As further consideration for the amendment to the contract manufacturing agreement, we agreed to continue our commitment to pay $19.0 million, which will be paid in the future based on net sales of FluMist. In addition, we agreed to make payments during the term of the agreement of $150,000 per year for the use of the Aviron unit in the Evans Vaccines manufacturing plant, payments up to an aggregate total of $3.0 million for attaining specific milestones, and payments for other support services based on the costs of these services incurred. Under the terms of the Celltech agreement, we will pay L1.5 million (British Pounds Sterling) and will assume the obligations for the remaining 24 years of the 25-year lease.

  Other Products in Development

     We also have a number of other vaccines in various stages of development:

     - A vaccine to prevent Epstein-Barr virus, or EBV, the leading cause of infectious mononucleosis. On October 25, 2000, we announced the initiation of a Phase 2 clinical trial with this vaccine, which is being developed, under our license with SmithKline Beecham Biologicals, or SBB. The initiation of this trial will trigger a $1.5 million payment from SBB to Aviron. Pursuant to our agreement with ARCH Development Corporation, or ARCH, we will pay 25 percent of each milestone received from SBB for the EBV product to ARCH.

     - A vaccine to prevent cytomegalovirus, or CMV, the leading infectious cause of birth defects in the United States. A clinical trial for this vaccine began during the second quarter of 2000.

     - A parainfluenza virus type 3, or PIV-3, vaccine to prevent a common cause of croup, a respiratory infection in children, for which we have completed a Phase 2 clinical trial.

     We are using our proprietary technologies to develop new vaccine candidates, including vaccines for herpes simplex virus type 2, or HSV, the virus responsible for genital herpes, and respiratory syncytial virus, or RSV, a virus responsible for severe lower respiratory infection in infants and young children.

  Personnel Announcements

     In the third quarter of 2000, we made the following appointments: David M. Wonnacott, Ph.D. to the position of Vice President, Regulatory Affairs; Charles
F. Katzer to the position of Vice President, Manufacturing; and Harry B. Greenberg, M.D. to the position of Senior Vice President, Research and Development and Chief Scientific Officer.

     On August 30, 2000, we announced the election of R. Gordon Douglas, Jr., M.D. to our board of directors.

  Cumulative Losses

     Since our inception in April 1992, we have devoted nearly all of our resources to our research and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any revenues from the sale of products until 2001 at the earliest. We have incurred cumulative net losses of approximately $251.4 million as of September 30, 2000, and expect to incur substantial operating losses over at least the next several years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

  Revenues

     We earned $2.9 million in revenue for the three months ended September 30, 2000, compared to $1.4 million for the three months ended September 30, 1999. In the third quarters of 2000 and 1999, revenues were comprised principally of expense reimbursements from Wyeth for clinical and commercialization expenses related to the clinical development of FluMist, and payable under the terms of our FluMist collaboration agreement.

  Operating Expenses

     Research and development expenses decreased to $19.0 million for the three months ended September 30, 2000, from $19.6 million for the three months ended September 30, 1999. The decrease was due primarily to one-time development expenses totaling $2.0 million incurred in 1999, which did not recur in

2000, and were partially offset by an increase in development activities, documentation, validation and other commercial scale-up expenses associated with FluMist. We expect our expenses to increase in the future as development and manufacturing activities expand in preparation for potential commercialization of FluMist.

     General, administrative and marketing expenses decreased to $3.4 million in the three months ended September 30, 2000 from $3.6 million for the three months ended September 30, 1999 due to a decrease in infrastructure and support activities. These expenses are expected to increase in the future in support of the potential commercialization of FluMist.

  Net Interest Income (Expense)

     Net interest expense decreased to $52,000 in the three months ended September 30, 2000, as compared to $786,000 for the three months ended September 30, 1999. The decrease in net interest expense reflects the increase in interest expense in connection with debt financing in December 1999, which is more than offset by the increase in interest income due to higher average balances of cash, cash equivalents, and investments resulting from the financing transactions in December 1999 and during the nine months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

  Revenues

     We earned $7.9 million in revenue for the nine months ended September 30, 2000, compared to $19.8 million for the nine months ended September 30, 1999. The 2000 revenues were comprised primarily of amounts earned from Wyeth under the FluMist collaboration agreement combined with other revenues from other contracts and research grants. The 1999 revenues were comprised primarily of amounts earned from Wyeth under the FluMist collaboration agreement, which included a non-refundable initial payment in the amount of $15.0 million and $4.8 million in payments related to the clinical development of FluMist, combined with revenues from other contracts and research grants. See discussion under Recent Accounting Pronouncement below.

  Operating Expenses

     Research and development expenses increased to $54.0 million for the nine months ended September 30, 2000, from $48.0 million for the nine months ended September 30, 1999. The increase was due primarily to an increase in development activities, documentation, validation and other commercial scale-up expenses associated with FluMist. These increases were partially offset by reductions in spending on clinical trials. We expect our expenses to increase in the future as development and manufacturing activities expand in preparation for potential commercialization of FluMist. In addition, we recognized a one-time, non-cash charge for the acquisition of in-process research and development in the amount of $10.9 million in the first quarter of 2000 due to the amendment of our agreement with the University of Michigan to accelerate the issuance of a warrant. The warrant was granted to the university in connection with our license for the cold-adapted influenza technology, which is the basis for FluMist.

     General, administrative and marketing expenses fell to $9.3 million in the nine months ended September 30, 2000, compared to $9.4 million for the nine months ended September 30, 1999, due to a decrease in infrastructure and support activities. These expenses are expected to increase in the future in support of the potential commercialization of FluMist.

  Net Interest Income (Expense)

     Net interest expense increased to $1.8 million in the nine months ended September 30, 2000, as compared to $1.7 million for the nine months ended September 30, 1999. The increase in net interest expense reflects the increase in interest expense in connection with debt financing in December 1999, which is partially offset by the increase in interest income due to higher yields on average balances of cash, cash equivalents, and investments during the nine months ended September 30, 2000, as compared with the same period in 1999.

  Recent Accounting Pronouncement

     In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, which includes the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. We have determined that, pursuant to the guidance in SAB 101, a change in accounting will be necessary for the $15.0 million up-front license fee received from Wyeth, which was recognized as revenue in the first quarter of 1999. We will make this change in our accounting in the fourth quarter of 2000, which will result in a charge to operations for the cumulative effect of the change as of January 1, 2000. This amount will be recorded as deferred revenue and recognized as revenue ratably over 2000 and future periods. We have not yet determined the precise period over which we will recognize the revenue. Prior financial statements will not be restated.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash, cash equivalents and marketable securities, at September 30, 2000, of approximately $122.1 million. In order to preserve principal and maintain liquidity, our funds are invested in United States Treasury and agency obligations, highly rated corporate obligations and other liquid investments.

     We have financed our operations since inception primarily through sales of equity, convertible debt securities, and other debt financing. Through December 31, 1999, we raised approximately $263.0 million from such activities, net of offering expenses. During the nine months ended September 30, 2000, we raised approximately $127.3 million through the sale of common stock, bringing the total raised through financing activities since inception to approximately $390.3 million. On January 11, 2000, we received a commitment for up to $48.0 million in equity financing from Acqua Wellington in amounts of up to $4.0 million per month, at our discretion, through January 2001. On June 9, 2000, Acqua Wellington increased this commitment to $8.0 million per month and increased its total commitment from $48.0 million to $84.0 million through February 2001. The commitment is reduced by the monthly allocation whether we draw on the commitment or not. As of September 30, 2000, $40.0 million of these funds were available, with $24.0 million available after the two financings in October 2000, under the Acqua Wellington commitment. In October 2000, we generated $37.6 million of equity financing in three transactions for sale of common stock. Also in October 2000, we made an initial payment of $15.0 million to Evans Vaccines as part of the consideration for the acquisition of technology and manufacturing know-how.

     Our future revenues will depend largely on the success of our collaboration arrangements, contracts and research grants. With respect to our collaboration agreement with Wyeth, our rights to receive milestone payments are all "event driven." These payments are earned only upon our successful completion of specific activities. We cannot be certain as to when, and if, these milestone payments will be realized. Under the agreement, the earliest of the milestone payments in the amount of $15.5 million is due upon acceptance by the FDA of the filing of our BLA, which is not expected to occur until sixty days after the date of submission. The BLA was submitted to the FDA on October 31, 2000. A further milestone payment of $20.0 million is due upon obtaining FDA marketing approval for FluMist. The timing of receipt of this payment will depend on the progress of the regulatory review of the BLA. Additional milestone payments related to the submission and approval of FluMist for marketing in international markets, for expansions in labeling claims, and for the liquid formulation are dependent upon future governmental approvals or recommendations by medical advisory bodies and will not be received until these activities are successfully completed. We expect expenditures for research and development and general, administrative and marketing expenses to continue to increase during the remainder of 2000 and beyond as we develop our products and prepare for the potential commercial launch of FluMist.

     For the first nine months of 2000, $51.7 million of cash was used in operations as compared with $35.9 million in the first nine months of 1999. The increase in cash used in operating activities was primarily due to an increase in the net loss of $28.9 million, offset by a $10.9 million non-cash charge related to the issuance of a warrant to the University of Michigan for the acquisition of in-process research and development.

     Cash expended for capital additions were approximately $3.4 million and $10.7 million for the first nine months of 2000 and 1999, respectively. Capital expenditures decreased in 2000 primarily due to a decrease in the level of expenditures for leasehold improvements and equipment at our facilities in Speke, UK; Philadelphia, Pennsylvania; and Santa Clara, California. Capital expenditures are expected to increase during the remainder of 2000 and beyond, primarily in connection with building additions at our Pennsylvania and UK facilities and equipment additions at all facilities. Principal payments in the amount of $2.0 million were made during the first nine months of 2000 on debt incurred in December 1999. Such payments will continue over the life of the debt and will increase slightly in the future as greater portions of the payments are allocated to principal reduction.

     We anticipate that our existing cash, cash equivalents and short-term investments, and proceeds from existing collaborations and recent financings will enable us to maintain our current and planned operations through 2001. Our future cash requirements will depend on numerous factors, including the ability to successfully complete activities necessary to earn milestones under our collaborative agreements and the timing of receipt of these milestones; the time and costs involved in obtaining regulatory approvals; the ability to successfully launch FluMist in the United States; continued scientific progress in the research and development of our technology and vaccine programs; the size and complexity of these programs; our ability to establish and maintain collaborative arrangements; progress with preclinical testing and clinical trials; the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; the cost of constructing additional manufacturing facilities; and product commercialization activities, which may require us to seek additional funding. Additionally, due to the seasonal nature of FluMist, cash will not be generated from product sales until late in each year. A significant amount of working capital will be required each year to provide for the payment of expenditures associated with the manufacturing of inventory and other operating and capital needs in advance of any product sales. There can be no assurance that, should we require outside funding through additional debt or equity financings, such funds would be available on favorable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through collaborative agreements with others that may require us to relinquish rights to our technologies, product candidates or products we would otherwise seek to develop or commercialize ourselves, which could harm our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

     Interest Rates -- Our investments and interest income are sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates primarily affect the interest earned on our cash equivalents and investments. To mitigate the impact of fluctuations in U.S. interest rates, we place our cash in investments that meet the high credit standards specified in our investment policy, and generally hold such securities to maturity. The policy also limits the amount of credit exposure to any one issue, issuer, or type of investment and does not permit derivative financial instruments in our investment portfolio. As a result, we do not expect any material loss with respect to our investment portfolio.

     Foreign Currency Exchange Rates -- We pay for the costs of manufacturing and development activities, equipment, and facilities modifications at our U.K. manufacturing facility in British Pounds Sterling. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the U.K. We are exposed to changes in exchange rates in the United Kingdom. When the U.S. dollar strengthens against the British Pound Sterling, the U.S. dollar value of British Pound Sterling-based expenses decreases; when the U.S. dollar weakens, the U.S. dollar value of British Pound Sterling-based expenses increases. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our financial position as expressed in U.S. dollars. We currently do not hedge our obligations in British Pounds Sterling.

     Cash, Cash Equivalents and Investments -- At September 30, 2000, we had cash and cash equivalents of $122.1 million, with a weighted average interest rate of 6.69 percent per year, and short-term investments with a basis of $61.7 million and a fair value of $62.1 million, with a weighted average interest rate of 6.75 percent. We also had long-term investments with a basis and a fair market value of $1.0 million with a weighted average interest rate of 7.21 percent per year.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 30, 1999, the European Patent Office held oral proceedings in an Opposition filed by American Cyanamid against Aviron's granted European Patent No. 0490972 relating to methods and compositions of recombinant negative-strand RNA viruses. At the oral proceedings, the Opposition Division of the European Patent Office informed us of its intent to issue a written opinion which upholds claims limited to recombinant influenza and denies claims generically encompassing negative-strand RNA viruses. This decision will not affect our FluMist cold-adapted influenza product. We intend to appeal the decision insofar as it relates to the denied claims; the appeal will request the Technical Board of Appeals to reverse the decision with respect to the denial of the claims encompassing recombinant negative-strand RNA viruses. There can be no assurance that we will be successful in obtaining claims as originally granted as a result of the appeal. If we do not succeed in the appeal of the claims, which encompass negative-strand RNA viruses, in particular non-segmented RNA viruses, it could negatively impact our ability to exclude others from commercializing an RSV or PIV vaccine based on genetically engineered candidates in Europe.

     On July 8, 1999, a lawsuit entitled Joany Chou v. The University of Chicago, ARCH Development Corp., Bernard Roizman and Aviron Company, was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, or Court, by an individual formerly associated with the University of Chicago. On September 30, 1999, this individual filed an amended complaint against the same defendants. This amended complaint appeared to assert claims of inventor ship relating to the United States Patent Nos. 5,328,688; 5,795,713, 5,922,328, their foreign counterparts, and potentially other patents and applications; unjust enrichment; fraud; conversion; breach of fiduciary duty; breach of contract and breach of implied contract. The amended complaint seeks, among other things, money damages, an order correcting the inventorship and ownership of the patents referenced above, disgorgement, a constructive trust, possible injunctive and equitable relief, punitive damages, attorneys' fees, costs, and interest. All of the claims appear to relate to patent and patent applications for HSV, and none appear to relate to our cold-adapted influenza product or technology or any other pipeline products in research or development. On February 18, 2000, the Court granted our motion to dismiss, thereby dismissing all pending claims made by the plaintiff against Aviron. On April 19, 2000, the plaintiff appealed the Court's ruling. We cannot be sure that we will prevail in the defense of this lawsuit in the event that the plaintiff is successful in reinstating her claims or in bringing in new claims against Aviron.

ITEM 2. CHANGES IN SECURITIES

     On October 13, 2000, as part of the purchase price of an internet domain name, we issued a warrant for the purchase of 9,398 shares of common stock to The Proctor and Gamble Company at an exercise price of $53.00 per share that expires on October 13, 2005. If the holder of such warrant is unable to sell or otherwise dispose of the warrant shares pursuant to Rule 144 of the Securities Act of 1933, as amended, then we are obligated to register such warrant shares upon request.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 ITEM                             DESCRIPTION
 ----                             -----------
   4.18   Warrant for Common Stock, issued to The Procter and Gamble
          Company.
++10.31   Amended and Restated Production Agreement, dated as of
          August 1, 2000, by and between Aviron and Packaging
          Coordinators, Inc.(1)
  10.32   First Amendment to Facility Reservation Agreement, dated as of August 1, 2000, by and between Aviron and Packaging
          Coordinators, Inc.
  27.1    Financial Data Schedule.

     (b) Reports on Form 8-K

        None
---------------
++  Confidential treatment has been requested for portions of this exhibit.

(1) Appendix 5 of this exhibit is incorporated by reference to Exhibit 10.17 to Aviron's Registration Statement on Form S-3, File No. 333-41649, filed December 5, 1997, as amended.

                                     AVIRON

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          AVIRON

Date: November 14, 2000                   By:      /s/ C. BOYD CLARKE
                                            ------------------------------------
                                                       C. Boyd Clarke
                                               President and Chief Executive
                                                           Officer

Date: November 14, 2000                   By:       /s/ FRED KURLAND
                                            ------------------------------------
                                                        Fred Kurland
                                                   Senior Vice President
                                                and Chief Financial Officer

                                 EXHIBIT INDEX

NO. OF
EXHIBIT                           DESCRIPTION
-------                           -----------
   4.18   Warrant for Common Stock, issued to The Procter and Gamble
          Company.
++10.31   Amended and Restated Production Agreement, dated as of
          August 1, 2000, by and between Aviron and Packaging
          Coordinators, Inc.(1)
  10.32   First Amendment to Facility Reservation Agreement, dated as of August 1, 2000, by and between Aviron and Packaging
          Coordinators, Inc.
  27.1    Financial Data Schedule.

---------------
++  Confidential treatment has been requested for portions of this exhibit.

(1) Appendix 5 of this exhibit is incorporated by reference to Exhibit 10.17 to Aviron's Registration Statement on Form S-3, File No. 333-41649, filed December 5, 1997, as amended.