Form 10-K405
period 2000-12-31
AVIRON
filed 2001-03-27
CIK 949173

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sale price of $29.81 on March 22, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $896,144,225.

    On March 22, 2001, there were outstanding 30,570,518 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

    Part III -- Portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 14, 2001, which will be filed with the Securities and Exchange Commission, are incorporated by reference to the extent stated here.

================================================================================

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I........................................................................................................   3
  Item 1.  Business...........................................................................................   3
  Item 2.  Properties.........................................................................................  30
  Item 3.  Legal Proceedings..................................................................................  31
  Item 4.  Submission of Matters to a Vote of Security Holders................................................  31
PART II.......................................................................................................  32
  Item 5.  Market for the Registrant's Common Stock and Related Stock Matters.................................  32
  Item 6.  Selected Consolidated Financial Data...............................................................  33
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  34
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........................................  38
  Item 8.  Financial Statements and Supplementary Data........................................................  40
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............  40
PART III......................................................................................................  41
  Item 10. Directors and Executive Officers of the Registrant.................................................  41
  Item 11. Executive Compensation.............................................................................  42
  Item 12. Security Ownership of Certain Beneficial Owners and Management.....................................  42
  Item 13. Certain Relationships and Related Transactions.....................................................  42
PART IV.......................................................................................................  43
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................  43
SIGNATURES....................................................................................................  44
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................................................... F-1

                                     PART I.

    Some of the statements in the sections entitled "Business," "Business Risks," "Management's Discussions and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity or achievements to be materially different from any future results, levels of activity or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed under "Business Risk" and elsewhere in this Form 10-K.

    In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, and levels of activity, performance or achievements. Except as may be required by law, we undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1. BUSINESS

OVERVIEW

    We are a biopharmaceutical company focused on the prevention of disease through innovative vaccine technology. We currently are focusing our product development and commercialization efforts on our lead product candidate, FLUMIST(TM), an investigational live virus vaccine delivered as a nasal mist for the prevention of influenza. Our goal is to become a leader in the discovery, development, manufacture and marketing of innovative vaccines which are safe, effective and suitable for widespread use. Our vaccine development programs are based on techniques for producing attenuated (weakened) live virus vaccines and on our proprietary genetic engineering technologies. Live virus vaccines, including those for smallpox, polio, measles, mumps, rubella and chicken pox, have had a long record of preventing disease.

BACKGROUND

    PREVENTION TECHNOLOGY IN THE ERA OF MANAGED CARE AND COST CONTAINMENT

    Health care decision makers in the United States, such as managed care organizations, clinical practice committees and government health authorities, are becoming more interested in disease prevention that can be more cost-effective than treating a disease once it is present. Vaccines are a well-recognized method for preventing disease. In determining whether to use a vaccine approved as safe and effective by the U.S. Food and Drug Administration, or FDA, decision makers consider whether it is cost-effective and whether it has been recommended by the Advisory Committee on Immunization Practices, or ACIP, and by medical specialty societies, such as the American Academy of Family Physicians, or AAFP, and the Redbook Committee of the American Academy of Pediatrics, or AAP.

    THE IMMUNE SYSTEM AND VACCINES

    The body's own immune system provides protection against infection. Infections occur when a disease-causing virus or bacterium invades the body and begins to multiply. The human immune system responds in different ways to contain and eliminate this threat. The process begins when specialized cells recognize foreign molecules on the surface of an invading virus or bacterium, called antigens. Immune responses to contain and eliminate the infection include:

    - Systemic immunity: Antigens stimulate the immune system to produce specific molecules, or antibodies, which neutralize the virus or bacterium. These antibodies circulate throughout the body.

    - Cell-mediated response: An effective immune response typically also leads to the creation of specific types of white blood cells, a cell-mediated response, that deactivate the virus or bacterium or destroy infected cells, limiting the spread of the virus or bacterium.

    - Mucosal immunity: In addition to circulating antibodies and the cell-mediated response, antibodies are also produced in the body's mucous membranes, such as those that line the nose and throat. Mucosal immunity is particularly important in protecting against viruses or bacteria that enter the body through the nose and throat.

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

    Current challenges for vaccine innovation include providing effective protection against the major infectious diseases for which no vaccines are currently available and improving current vaccines to achieve higher efficacy or greater ease of administration. In the case of influenza viruses, since the circulating strains change frequently, the body may not produce an adequate immune response to an inactivated influenza vaccine if it has not been exposed to the specific influenza strain circulating.

    Aviron's lead product candidate, FluMist, was developed to be delivered conveniently via a nasal mist -- where influenza viruses enter the body. Unlike the flu shot, it is designed to induce systemic and mucosal immunity, similar to natural infection.

    TYPES OF VACCINES

    Inactivated and Subunit Virus Vaccines

    Inactivated virus vaccines are produced by killing a virus using chemicals or by making pieces of viruses using molecular or biochemical techniques. Some vaccines, such as the hepatitis A vaccine, are based on the whole, inactivated virus. Other vaccines are the result of various degrees of purification that concentrate surface proteins of the virus, called subunits, most responsible for producing immunity. Inactivated and subunit vaccines offer the advantage of little or no risk of infection from the vaccine itself, assuming the virus has been adequately inactivated. Good manufacturing techniques also minimize the possibility of contamination with other viruses or fragments of DNA which could combine with a person's genes.

    The main disadvantage of inactivated and subunit vaccines for many viruses has been a lack of success in triggering enough of an immune response to provide protection against the naturally occurring, or wild-type, virus. Successfully creating a subunit vaccine requires knowledge of which specific antigens are responsible for providing protection. Subunit and inactivated vaccines can produce antibodies in the bloodstream, but usually are less able to produce antibodies in the mucous membranes where many wild-type viruses enter the body.

    Live Virus Vaccines

    Live virus vaccines expose the immune system to a weakened form of the virus that can trigger a lasting immune response to the wild-type virus without causing illness. All of the live virus vaccines in use today are strains initially derived from natural infections of humans. The weakening of existing live viruses, the basis of vaccines for polio, measles, mumps, rubella and chicken pox, is accomplished by multiplying these viruses repeatedly in cells. As a result of this process, these viruses gradually change in a way that decreases the ability of the virus to cause disease in humans. The vaccine candidate strain is then tested in animal models, if available, or directly in human participants to see if it has been sufficiently weakened without losing its ability to trigger an immune response. Following testing of safety and the ability to trigger an immune response in a limited number of human participants, large-scale trials are used to demonstrate that the vaccine works in preventing naturally acquired infections.

    When a person experiences a natural infection, the body activates an immune response to that specific infection. The principal advantage of live virus vaccines is their ability to activate protective mechanisms of the immune system similar to those activated by a natural infection. This process results in a balanced immune response activating all parts of the immune system, including antibodies at the site of the infection as well as circulating antibodies and cell-mediated immunity. As a result, live viruses are often considered to be more effective than other types of vaccines in providing immunity to natural variations in the wild-type viruses that cause disease. Live virus vaccines may also be easier to administer through their natural route of infection, such as the nose or mouth.

    However, a weakened live virus vaccine could cause disease resembling a wild-type virus infection in people with an immune system that is not working properly, e.g., because of a pre-existing disease, HIV infection or drug treatment for cancer or organ transplantation.

    Although beneficial and widely used, there are four primary theoretical risks with live virus vaccines. First, live virus strains can change as they multiply in human hosts, and it is theoretically possible that a basic virus in a live virus vaccine could change back to the wild-type, or a more virulent, virus. This potential is a small, but recognized, problem for some of the current live virus vaccines, including polio. Second, a weakened virus of a live virus vaccine may exchange genetic information with wild-type strains after the vaccine has been given to a person, with the resulting new strain having the potential to cause disease similar to, or worse than, the wild-type strain. This is a highly unlikely theoretical risk. Third, if the live virus vaccine is a DNA virus or a retrovirus, the genome (genetic material) of the virus could combine with the DNA of the person receiving the vaccine and cause cancer or other problems in the future. This is a theoretical and highly unlikely risk. Fourth, there is the possibility that, in some circumstances, the live virus strain could transmit to and potentially cause disease similar to, or worse than, the wild-type strain in susceptible people or animals.

    The live virus vaccines in widespread use rarely have been associated with significant adverse events. However, the safety of any vaccine can only finally be determined after widespread use and careful monitoring.

BUSINESS STRATEGY

    Our objective is to discover, develop, manufacture and market innovative vaccines that are safe, effective, and suitable for widespread use. The key elements of our business strategy are to:

    Apply Our Own Vaccine Design Technologies to a Range of Viruses. We believe that our genetic engineering technologies may be used to create weakened live virus vaccines for a wide range of viruses, including other airborne viruses related to influenza and chronic virus infections such as herpes simplex virus and cytomegalovirus.

    Acquire Promising Products and Technologies. We intend to continue to evaluate opportunities to in-license or otherwise acquire rights to promising products and technologies and to add programs that complement our core technologies and capabilities. For example, we obtained exclusive rights to the cold-adapted influenza vaccine technology that was used to develop FluMist from the University of Michigan and the National Institutes of Health, or NIH, and to our parainfluenza virus type 3 vaccine from the NIH.

    Select Programs and Market Vaccines Based on Unmet Medical Need. In setting our internal product development priorities, we evaluate the potential of each vaccine to protect health in large patient populations or where there exists significant disease burden, particularly where there is no existing means of prevention. We also consider the benefits of implementing widespread vaccine programs, the potential cost savings and the quality of life benefits based on protection provided by the vaccine.

    Establish Collaborative Arrangements to Help Product Development Efforts. We intend to continue to enter into collaborative arrangements to gain access to specific technologies and skills that may speed up product development and provide additional funding for our research and development and commercialization efforts. We have entered into collaborations for the development and marketing of FluMist with Wyeth Lederle Vaccines, or Wyeth, a division of American Home Products, or AHP, and CSL Limited. We also have an agreement with SmithKline Beecham for the development of a vaccine against Epstein-Barr virus, or EBV, a leading cause of infectious mononucleosis.

    Establish Commercialization Capabilities. We have established worldwide marketing collaborations for FluMist and will co-promote the vaccine in the United States with our own dedicated sales force. We will also develop the systems and infrastructure necessary to support the manufacturing and commercialization of our products.

OUR TECHNOLOGY

    Our vaccine programs are based on innovative delivery, classical techniques for producing weakened live virus vaccines and our own genetic engineering technologies.

    COLD-ADAPTED INFLUENZA TECHNOLOGY

    We are applying our expertise in the biology of influenza to develop a live virus vaccine discovered using classical cold-adaptation techniques. The cold-adapted influenza vaccine technology, developed by Dr. H. F. Maassab at the University of Michigan, created weakened influenza strains by growing the virus in progressively colder conditions until the strains had lost the ability to grow well at human body temperature. We have obtained worldwide exclusive rights to this cold-adapted influenza vaccine technology.

    The cold-adapted influenza vaccine technology includes these master donor strains for influenza, as well as techniques useful for updating the vaccine each year according to recommendations of the FDA. Updated strains are made by combining the master donor strains with current strains to obtain viruses with the weakened properties of the cold-adapted master donor strain and the antigenic properties of the current wild-type strain, so that the vaccine will be safe and will also trigger an immune response against the current influenza virus. After cells are infected with two different strains of virus, the resulting eight RNA genes of influenza mix at random in the cells. We select two genes for the antigens of the current wild-type strain and the six remaining genes from the cold-adapted master donor strain to combine into the vaccine. This process is called reassortment. We have received the technology for updating the cold-adapted master strains from the University of Michigan and have extended this approach with our own techniques.

    PROPRIETARY VACCINE DESIGN

    Since Aviron's founding, our core vaccine discovery strategy has been to apply genetic engineering techniques to create weakened live virus vaccine candidates for illnesses. We believe that our vaccine design approach is more flexible and systematic than traditional methods of live vaccine discovery and can be applied to many illnesses and, potentially, to the creation of viruses that can be used in gene therapy and the treatment of cancer. We also believe that our vaccine design approach allows for the design of vaccines that are more genetically stable than classically derived vaccines. Three ways of implementing this approach are:

    - Adding antigenic information from the vaccine virus. Our creation of a weakened live virus vaccine for cytomegalovirus, or CMV, begins with a vaccine candidate thought to be too weak to trigger the necessary immune response. We discovered genes for certain antigen structures present in wild-type CMV viruses. These genes are now being engineered into the vaccine to create a vaccine with a potentially better immune response. We have identified several vaccine candidates using this approach. We believe this technique of adding antigen structures may eventually allow us to create combination vaccines against more than one virus in a single vaccine. The National Institute of Allergies and Infectious Diseases, or NIAID, an institute of the NIH, began a Phase 1 clinical trial of our initial vaccine candidates for CMV in the second quarter of 2000.

    - Deleting or modifying specific parts of a virus, which cause illness, called virulence proteins. Virulence proteins are parts of a virus that contribute to disease, but are not required for the virus to stimulate a strong immune response. We have a program based on this strategy to create a live attenuated vaccine against the herpes simplex virus type 2, or HSV-2, that causes genital herpes. One of our founders, Dr. Bernard Roizman, discovered a particular protein important in the ability of HSV-2 to grow in nerve cells.

    - Changing the genetic information used by the virus in its own multiplication. Our scientists are working to create weakened live virus vaccine candidates for respiratory syncytial virus, or RSV. Until recently, it was impossible to genetically engineer influenza vaccine strains. Dr. Peter Palese, another one of our founders, discovered how to create genetically engineered influenza viruses using reverse genetics and assigned the technology to us.

VACCINE PRODUCTS UNDER DEVELOPMENT

    The following table summarizes our most advanced potential products under research and development:


PROGRAM                                    VACCINE TYPE                               STATUS                COMMERCIAL RIGHTS
-------                                    ------------                               ------                -----------------
INFLUENZA

   FROZEN FLUMIST                                                          Biologics License Application    Aviron/CSL/Wyeth
                                                                            under review
     Children                       Cold-adapted live virus                Pivotal Phase 3 clinical trial
                                                                            completed,
     Adults                         Cold-adapted live virus                Challenge efficacy study
                                                                            completed, Phase 3 safety and
                                                                            effectiveness trial completed
     Elderly and High-risk Adults   Cold-adapted live virus                Phase 3 clinical trial
                                     (co-administered with                  completed
                                     Inactivated vaccine)

   LIQUID FLUMIST                   Cold-adapted live virus                Three Phase 3 trials in          Aviron/CSL/Wyeth
                                                                            progress,
                                                                            Phase 2 bridging study
                                                                            completed

 PARAINFLUENZA VIRUS TYPE 3         Bovine live virus                      Phase 2 clinical trial           Aviron
                                                                            completed

 EPSTEIN-BARR VIRUS                 Recombinant subunit glycoprotein       Phase 2 clinical trial in        Aviron/SmithKline
                                                                            progress                          Beecham

 CYTOMEGALOVIRUS                    Genetically engineered live virus      Phase 1 clinical trial in        Aviron
                                                                            progress

 HERPES SIMPLEX VIRUS TYPE 2        Genetically engineered live virus      Preclinical                      Aviron

 RESPIRATORY SYNCYTIAL VIRUS        Genetically engineered live virus      Preclinical                      Aviron

    "Pivotal Phase 3 clinical trial completed" means we have completed a multi-center, double-blind, placebo-controlled clinical trial for safety and efficacy.

    "Challenge efficacy study completed" means we have completed a multi-center, double-blind, placebo-controlled clinical trial for safety, immunogenicity (immune response) and effectiveness.

    "Phase 3 safety and effectiveness trial completed" means we have completed a multi-center, double-blind, placebo-controlled clinical trial in healthy working adults for effectiveness endpoints such as days of clinical illness, absence from work and medication use.

    "Phase 3 clinical trial completed" means that clinical trials have been completed, and the data are either being analyzed or the data remain blinded while the analytical plan is under review.

    "Three Phase 3 trials in progress" means that Wyeth is currently conducting three Phase 3 trials. Primary endpoints in the studies are protection against culture-confirmed influenza or immunogenicity by age.

    "Phase 2 bridging study completed" means a clinical trial has been completed, and the data are either being analyzed or the data remain blinded while the analytical plan is under review.

    "Phase 2 clinical trial completed" means we have completed a double-blind, placebo-controlled clinical trial for safety and immunogenicity in infants.

    "Phase 2 clinical trial in progress" means a Phase 2 clinical trial in healthy adults is being conducted by SmithKline Beecham under a license agreement with Aviron.

    "Phase 1 clinical trial in progress" means that a Phase 1 clinical trial is being conducted in healthy adults who already have the antibodies to the virus in their blood.

    "Preclinical" includes assessment of specific vaccine candidates for growth properties in cell culture and for attenuation or immunogenicity in animal models.

INFLUENZA

    Influenza is a widespread and potentially devastating disease. The Centers for Disease Control and Prevention, or CDC, estimates that each year approximately 10 to 20 percent of the U.S. population develops influenza, more than 110,000 persons are hospitalized from influenza-related complications and approximately 20,000 people die from influenza complications. Influenza symptoms usually last for approximately one week, resulting in an average of approximately three days of lost work or missed school. In addition, the Health Care Financing Administration estimates that the cost of influenza in the United States was $12.0 billion in 1992. Children are a major factor in spreading influenza to others, including those at high risk of developing serious complications from the disease. According to the CDC, more than 80 percent of influenza-related deaths occur in people over the age of 64. Children under age five and women in the last three months of pregnancy are also at higher risk for serious complications. Several times during the 1900s, influenza caused serious disease in a much larger percentage of the population, called a pandemic. Major pandemics occur when the influenza virus undergoes "antigenic shift," which happens when one influenza strain is replaced by a strain that the population has not experienced before and against which antibodies have not been developed.

    The variability of the influenza virus requires that the influenza vaccine be changed each year to match the most common current strains. The CDC and the World Health Organization maintain a global network that monitors the occurrence of annual outbreaks. Based on these data, the FDA selects the influenza strains to be included in the following season's influenza vaccine in the United States. The World Health Organization and various national authorities undertake a similar process in Europe. Influenza vaccines contain three strains of influenza virus. Typically, one or two of the strains in these vaccines are updated each year. According to the CDC, when the strains selected for the vaccine match those circulating in the community, current injectable vaccines are 70 to 90 percent effective in preventing illness, pneumonia, hospitalization and death due to complications from influenza in healthy adults under age 65, and are considerably less effective in the elderly.

    The ACIP has recently identified the main target groups for the current influenza vaccine as those at increased risk for influenza-related complications, including persons age 50 and over, residents of long-term care facilities, adults and children with chronic lung or heart disease, with chronic metabolic diseases such as diabetes, or with immunosuppression, children and teenagers receiving long-term aspirin therapy and, therefore, at risk of developing Reye syndrome and pregnant women. The next level of priority for vaccination identified by the ACIP includes people that may transmit influenza to high-risk persons, including health care workers and family members of such persons. Furthermore, the ACIP recommends the influenza vaccine for any person who wishes to reduce the chance of becoming ill with influenza.

    The FDA estimated that approximately 75 million influenza vaccine doses were manufactured for use in the United States for the 2000-2001 influenza season. According to the CDC, 65 percent of the 35 million Americans over the age of 64 received the influenza vaccine during 1997, up from less than 25 percent a few years earlier. We believe that a lower percentage of high-risk individuals under age 65 are vaccinated and that a significant number of influenza vaccine doses used in the United States are being given to healthy adults under age 65, many of whom participate in workplace vaccination programs. Experts suggest that very few of the 75 million children in the United States under age 19 receive the influenza vaccine, even those at high risk for complications.

     AVIRON'S COLD-ADAPTED INFLUENZA VACCINE

    Our lead product candidate, FluMist, is based on the live cold-adapted influenza vaccine technology developed by Dr. H. F. Maassab, licensed from the University of Michigan and subject to a Cooperative Research and Development Agreement, or CRADA, with the NIH. FluMist is an investigational live virus vaccine delivered as a nasal mist for the prevention of influenza.

    We are developing FluMist for use every year in healthy children and healthy adults. FluMist has undergone, and is currently undergoing, extensive clinical trials, many of which are coordinated with NIH-sponsored investigators. In clinical trials of the cold-adapted influenza vaccine performed prior to Aviron involvement, more than 8,000 participants received the cold-adapted influenza vaccine. FluMist has been tested in an additional 24,000 children and adults since Aviron involvement. FluMist has been shown to provide a high protection rate against influenza in Phase 3 clinical trials in healthy children and healthy adults. FluMist has been generally well tolerated in clinical trials. FluMist recipients were more likely than placebo recipients to report side effects, such as sore throat, runny nose and low-grade fever. The side effects were transitory in nature.

    The immune response triggered by FluMist differs from that triggered by the flu shot, which is an inactivated vaccine. FluMist triggers an immune response similar to the natural immune response to wild-type influenza, while the response to the flu shot is more narrowly focused. In addition, FluMist is delivered in the nose, which is the natural point of entry for airborne infections such as the influenza virus. Because FluMist is delivered as a nasal mist, we believe that it provides a more convenient and comfortable way to vaccinate individuals, including children, each year. Children are an important target population because much of the illness occurs in young children, and they are also at high-risk for complications related to influenza. Children are also an important factor in the spread of influenza throughout the population. Influenza is also associated with middle ear infections, a leading cause of doctor visits and antibiotic use.

    Healthy adults are also an important market segment for FluMist. In a Phase 3 effectiveness trial conducted at 13 sites nationwide in healthy working adults, reductions in days of illness, antibiotic use, health resource use and missed work due to illness were observed. We believe that many adults who regularly receive the flu shot will often select FluMist if given the choice and that people who have avoided flu shots in the past may receive a vaccination if FluMist is available. We believe that vaccination programs based on FluMist also may increase the convenience of vaccination compared to the flu shot.

    We intend to seek recommendations from the ACIP and other medical advisory bodies for use of FluMist in appropriate populations.

INFLUENZA CLINICAL TRIALS

    The Biologics License Application, or BLA, for frozen FluMist was submitted to the FDA on October 31, 2000 and is under review. Data from 16 completed clinical trials were included in the BLA. These trials involved more than 10,000 children and adults to whom over 13,000 doses of FluMist were administered.

    The Safety Update Report, or SUR, for FluMist that was submitted recently to the FDA presented data from over 21,000 doses of FluMist that were administered to more than 15,000 participants in trials covered by this report.

    In addition, we have recently completed trials in which more than 1,200 children or adults received FluMist, and we are engaged in ongoing clinical trials involving more than 14,000 children, approximately 8,000 of whom have received FluMist. Thus, across all trials, completed or ongoing, approximately 24,000 participants have received at least one dose of FluMist.

    FLUMIST CLINICAL TRIALS

             TRIAL                            PURPOSE OF TRIAL                         NUMBER OF SUBJECTS     YEAR OF TRIAL
             -----                            ----------------                         ------------------     -------------
   FROZEN FLUMIST

     HEALTHY CHILDREN
   AV002/AV002-2         Phase 1 and 2 Dose Escalation Safety and Immunogenicity               356             1995 -- 1996
   AV006                 Phase 3 Field Pediatric Protective Efficacy                    1,602 (1st year)       1996 -- 1997
                                                                                        1,358 (2nd year)       1997 -- 1998
   AV007                 Phase 3 Manufacturing Consistency                                     500                 1997
   AR001                 Phase 3 Safety                                                        65              1997 -- 1998
   AV011                 Phase 3 H1N1 Challenge                                                222                 1998
   AV012                 Phase 3 Field Community Intervention                           4,298 (1st year)       1998 -- 1999
                                                                                        5,252 (2nd year)       1999 -- 2000
                                                                                       5,137 (3rd year)(a)     2000 -- 2001
   AV014                 Phase 3 Manufacturing "Bridge" Safety and                             225             1998 -- 1999
                           Immunogenicity
   AV015                 Phase 3 Third Year Revaccination                                     949(b)           1998 -- 1999
   AV017                 Phase 3 Fourth Year Revaccination                                   1,245(c)          1999 -- 2000
   D145-P500             Phase 3 Evaluation of Transmission                                    197             1999 -- 2000
   AV018                 Phase 3 Concurrent Use with MMR II (R) and Varivax(R)        81 currently enrolled    2000 -- 2001
   AV019                 Phase 3 Safety                                                      9,732(a)          2000 -- 2001
   DMID #99-020          Phase 2 Immune Response in Adenoids and Tonsils              3 currently enrolled     2000 -- 2001

     "HIGH-RISK" CHILDREN
   AV010                 Phase 3 Safety in Children with Asthma                                48                  1997
   DMID #99-012          Phase 2 Safety in Children with HIV                                   49              1999 -- 2000

     HEALTHY ADULTS
   AV001                 Phase 1 Safety and Immunogenicity, delivery method                    239                 1995
   AV003                 Phase 3 Wild-type Challenge                                           103             1995 -- 1996
   AV004                 Phase 2 Safety                                                        20              1995 -- 1996
   AV005                 Phase 2 Safety                                                        32              1996 -- 1997
   AR001                 Phase 3 Safety                                                        375             1997 -- 1998
   AV009                 Phase 3 Effectiveness                                                4,561            1997 -- 1998

     "HIGH-RISK" ADULTS
   DMID #98-005          Phase 2 Safety in Adults with HIV                                     111                 1998
   AR001                 Phase 3 Safety                                                         9              1997 -- 1998
   AV008                 Phase 3 Safety of Co-administration with Flu Shot                     200             1997 -- 1998
   Veterans              Phase 3 Field Safety and Efficacy of                                 2,215            1998 -- 1999
      Administration       Co-Administration with Flu Shot in Participants
      CSP #448             with Chronic Obstructive Pulmonary Disease

   LIQUID FLUMIST
     HEALTHY CHILDREN
   D153-P500             Phase 2 Bridging Study                                              1,395(a)              2000
   D153-P501             Phase 3 Pan-Asian Efficacy                                          3,175(a)          2000 -- 2001
   D153-P502             Phase 3 Pan-European Day Care Efficacy                              1,677(a)          2000 -- 2001
   D153-P503             Phase 3 European Safety and Immunogenicity                           517(a)           2000 -- 2001

   "BRIDGE" FROZEN / LIQUID FLUMIST
     HEALTHY ADULTS, HIGH-RISK ADULTS, AND CHILDREN
   AL002                 Phase 1 Safety and Immunogenicity                                     524             1998 -- 1999

--------------

(a) Enrollment is complete. However, the number is preliminary and may change slightly as final data are compiled.

(b) The total of 949 includes 650 revaccinees and 299 participants receiving FluMist for the first time.

(c) The total of 1245 includes 870 revaccinees, 305 initial vaccinees and 70 placebo recipients.

    PHASE 3 CLINICAL TRIALS IN HEALTHY CHILDREN

    Based on trials by others which showed that a modest immune response in young children to one or two of the strains after a single dose could be boosted significantly by a second dose approximately two months later, we initiated a two-year pivotal Phase 3 clinical trial to evaluate one- and two-dose regimens in children. We enrolled 1,602 children at 10 clinical sites in the pivotal Phase 3 clinical trial, of whom 1,314 were vaccinated with a second dose 46 to 74 days after their first vaccination. The primary endpoint of the study was defined as the protection of children from laboratory-confirmed influenza during the influenza season. Our clinical trial data suggest that a repeat or booster dose may be beneficial for young children who do not have previous exposure to influenza or influenza vaccines. Two doses of the flu shot vaccine are recommended for young children receiving an influenza vaccine for the first time.

    The influenza epidemic in the 1996 -- 1997 influenza season was widespread enough in the general population to allow the data from this study to be unblinded following a single year of enrolling participants. Aviron and the NIAID announced that, based on an initial analysis of the first year of the Phase 3 trial, FluMist demonstrated a 93 percent protection rate against culture-confirmed influenza in those children receiving one or two doses in this study. Only one percent of children receiving FluMist experienced culture-confirmed influenza, compared to 18 percent of those receiving the placebo. In a subgroup analysis of those children who received a single dose, the efficacy was 89 percent. These results were statistically significant.

    The clinical investigators presented the initial findings of this trial at a scientific conference in the fall of 1997 and, in May 1998, data from the first year of this Phase 3 clinical trial of FluMist were published in The New England Journal of Medicine. In the study, results show that only 14 of the 1,070 children vaccinated with FluMist experienced laboratory-confirmed influenza, while 95 of the 532 placebo recipients experienced laboratory-confirmed influenza. Of the children who received FluMist, only one child developed an influenza-associated ear infection, while 20 of the placebo recipients developed influenza-associated ear infections. Throughout the entire influenza season, 1,070 children vaccinated with FluMist experienced 30 percent fewer ear infections with fever than children who received placebo and demonstrated a 35 percent reduction in related antibiotic use for ear infections with fever.

    The children who participated in the first year of this study were invited back to participate for a second year of the study during 1997 -- 1998 and were either vaccinated with a single dose of FluMist or a placebo spray. In September 1998, the results of the second year of this study were presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy and were subsequently published in the Journal of Pediatrics in February 2000. In this study year, FluMist provided 100 percent protection against laboratory-confirmed influenza strains included in the 1997 -- 1998 flu vaccine. In addition, the vaccine provided 86 percent protection against A/Sydney, an unexpected influenza strain which was not included in any vaccine but was the predominant strain of influenza circulating during the 1997 -- 1998 influenza season. Overall, FluMist provided 87 percent protection against all laboratory-confirmed influenza. Among the 1,358 participants, there were five cases of influenza due to influenza strains included in the vaccine and 66 cases caused by A/Sydney. Only two percent of children vaccinated with FluMist, 15 out of 917, experienced laboratory-confirmed influenza, all of which was attributable to the A/Sydney strain, while 13 percent of the placebo recipients, 56 out of 441, experienced laboratory-confirmed influenza. The difference between these two influenza attack rates is used to calculate the overall protection rate of 87 percent.

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

    The NIH and Aviron began a large-scale clinical trial in August 1998 to assess the impact of community-wide influenza immunization. The three-year trial, taking place in Temple, Texas, is funded by a $3.0 million grant from the NIH awarded to the Baylor College of Medicine. In the first year of the trial, approximately 4,300 children enrolled and in the second year the enrollment increased to more than 5,200. The trial will evaluate the impact of vaccinating preschool and school-age children with FluMist on the spread of influenza into the community as measured by the number of doctor visits for flu-related illness. During the 2000 -- 2001 influenza season, the third year of this trial, more than 5,100 participants have been enrolled.

    In October 2000, Kaiser Permanente initiated a large-scale clinical trial of FluMist. During the 2000 -- 2001 influenza season, more than 9,700 participants, age one to 17 years, have been enrolled. The study will evaluate a variety of endpoints to compare the rates of different medically attended events in the group receiving FluMist versus the group receiving placebo.

    PHASE 3 ADULT CHALLENGE TRIAL

    FluMist was also tested in a 1995 -- 1996 challenge efficacy study at two Vaccine Treatment Evaluation Units involving 92 healthy young adults. Subjects either received FluMist, the flu shot or placebo. There were no serious adverse events attributable to FluMist, and there were no statistically significant differences in the occurrence of any potential reactions assessed in the study between vaccine and placebo. Following vaccination, wild-type influenza virus was given through the nose. Seven percent of those vaccinated with FluMist and 13 percent of those vaccinated with the flu shot became ill with laboratory-documented influenza, compared to 45 percent of those who received placebo. This translates to an 85 percent protection rate for FluMist and a 71 percent protection rate for the flu shot compared to placebo, both of which were statistically significant. The difference between 85 percent protection for FluMist and 71 percent protection for the flu shot was not statistically significant given the small number of people involved in the study.

    Of the FluMist recipients, only 10 percent experienced moderate or severe symptoms following administration of the wild-type influenza virus, a statistically significant reduction compared to 39 percent of placebo recipients. The rate of moderate or severe symptoms observed following administration of the wild-type influenza virus to those who had received the flu shot was 22 percent which was not statistically significant compared to placebo. While the rate of illness seen in the placebo group was consistent with previous influenza challenge efficacy trials by others, the rate of fever or systemic illness was lower than in previous trials. These data were published in Vaccine in December 1999.

    PHASE 3 CLINICAL TRIAL IN HEALTHY ADULTS

    On December 5, 1998, preliminary results reported from a Phase 3 trial in 4,561 healthy working adults showed that those receiving FluMist experienced statistically significant reductions in illness-associated missed work days and health care provider visits, as well as prescription and over-the-counter medication use associated with illness. The study was conducted to assess the impact of immunization on the frequency of influenza-like illness, utilization of health care services and absenteeism from work. We intend to use these data to support a label claim for the use of FluMist in healthy adults. These data will also be used to support analysis of the cost-savings potential of immunization programs based on FluMist.

    Data from this trial were presented at the first International Symposium on Influenza and Other Respiratory Viruses and published in the Journal of the American Medical Association in 1999. During the peak outbreak periods, those receiving FluMist compared to those who received the placebo spray missed 28 percent fewer days of work due to upper respiratory illness with fever and had 41 percent fewer days of health care provider visits. Participants also experienced a 45 percent reduction in days of prescription antibiotic use and 28 percent fewer days of over-the-counter medicine use.

    Study results show FluMist recipients had reductions in the occurrence of illness by multiple definitions measured in the study including severe influenza-like illness, 17 percent less, and upper respiratory tract illness with fever, 22 percent less. The number of days of illness was also reduced in FluMist recipients by 23 to 27 percent, depending on the specific illness definitions. The prospectively determined primary endpoint was occurrence of illness using the broadest definition, which was reduced in FluMist recipients by 10 percent, a trend that did not reach statistical significance.

    The trial was a double-blind, placebo-controlled study conducted in 13 clinical sites nationwide during the 1997 -- 1998 influenza season. Most study subjects self-administered FluMist under the supervision of investigators at their worksite or nearby clinic. Study participants reported their symptoms and health events monthly. Because laboratory tests were not performed to diagnose influenza, several pre-specified illness definitions were used to identify health events that could have been due to influenza virus infection. These included a very broad definition of influenza-like illness, which did not necessarily include respiratory tract symptoms, as well as more severe influenza-like illness and upper respiratory illness with fever.

    PHASE 3 CLINICAL TRIALS IN HIGH-RISK ADULTS

    We have completed a clinical trial for safety in 200 elderly high-risk adults for the use of FluMist in co-administration with the currently available injectable vaccine. Many of the participants in this trial self-administered FluMist. This trial was not designed to generate efficacy data on use of FluMist in high-risk adults.

    Early in the fourth quarter of 1998, the Cooperative Studies program of the Department of Veterans Affairs Office of Research and Development, or VA, began a one-year trial to evaluate the potential additional benefit of co-administration of FluMist with the flu shot, compared to the flu shot alone, in high-risk patients with chronic obstructive pulmonary disease. This study has been completed with more than 2,200 volunteers enrolled at 20 participating VA Medical Centers in the United States. The VA is analyzing the efficacy results, and we expect that those efficacy data will be available later this year. Serious adverse events have been analyzed and submitted to the FDA in our recent SUR. Incident rates of serious adverse events were similar in both arms of the study, those receiving FluMist and those receiving the placebo.

    CLINICAL TRIALS FOR MANUFACTURING CONSISTENCY

    In February 1998, we reported positive results from a manufacturing consistency lot trial of vaccine manufactured, blended and filled into sprayers at our contract manufacturer. We conducted a randomized, double-blind, placebo-controlled trial in 500 children, designed to evaluate the safety and immunogenicity (immune response) of three manufacturing lots of FluMist. The children were vaccinated between April and September 1997. Analysis of patient diary cards and antibody responses following two doses of FluMist showed consistent safety and immunogenicity for the different lots according to pre-defined endpoints. Evidence that different lots of vaccine can be manufactured at a consistent quality level is generally required by the FDA prior to approval of such products for commercial sale.

    We have completed a bridging study designed to evaluate clinical equivalence of vaccine blended and filled at our Pennsylvania facility, compared to vaccine blended and filled at our contract manufacturer that was representative of vaccine used in earlier clinical trials. This 225-person trial was completed in Australia in collaboration with CSL Limited. The study's primary endpoint was to show that the lot of FluMist blended and filled at our Pennsylvania facility had similar immunogenicity for all three 1997-98 influenza strains to the lot of vaccine blended and filled at our contract manufacturer. The secondary endpoint was to show that the two lots of vaccine had similar safety and tolerability profiles. The trial was conducted from December 1998 through March 1999. Participants were children, age 12 to 42 months, randomized to receive vaccine blended and filled at one of the two manufacturing sites. The study met the primary endpoints for immunogenicity and safety, and the data from this trial are included in our BLA. We cannot be certain that the FDA will find these data sufficient to demonstrate consistency of manufacture.

    LIQUID FLUMIST CLINICAL TRIALS

    The current formulation of FluMist requires freezer storage throughout distribution. Because many international markets do not have distribution channels well suited to the sale of frozen vaccines, we are developing a second generation refrigerator stable, or liquid, formulation of FluMist, in conjunction with Wyeth.

    In March 2000, Wyeth initiated a randomized, single-blind Phase 2 clinical trial of liquid FluMist in more than 1,300 children in the southern hemisphere. This trial is intended to demonstrate clinical equivalence between frozen and liquid FluMist.

    During the fourth quarter of 2000, Wyeth initiated three Phase 3 clinical trials with liquid FluMist:

    - A Pan-Asian efficacy trial enrolled more than 3,000 participants from 12 to 36 months of age. The primary endpoint is protection against culture-confirmed influenza.

    - A Pan-European pediatric day care efficacy trial enrolled more than 1,500 children in day care from 6 to 36 months of age. The primary endpoint is protection against culture-confirmed influenza.

    - A safety and immunogenicity study enrolled more than 500 participants from 6 to 17 years of age in Europe. The primary endpoint is the level of immune response by age.

FLUMIST BLA

    We submitted a BLA for FluMist on October 31, 2000, and it is currently under review by the FDA. Following review of the BLA, the FDA will advise us in writing as to what action has been taken and request additional information if needed. Prior to approval for marketing by the FDA, we expect the FDA will inspect each of our manufacturing facilities and convene a meeting of the Vaccines and Related Biological Products Advisory Committee to evaluate the data submitted in our BLA.

OTHER PRODUCTS IN DEVELOPMENT

    PARAINFLUENZA VIRUS TYPE 3, OR PIV-3

    We are currently developing a vaccine for the treatment of PIV-3, a common childhood respiratory virus that is a cause of croup, cough, fever and pneumonia. Every year, primarily during the spring and summer months, PIV-3 infects infants, children and adults. In the United States, at least 60 percent of children are infected by the time they reach two years of age and 80 percent by four years of age. Children are also a major factor in introducing PIV-3 infection into the family setting. PIV-3 frequently recurs and children typically experience two to three infections of decreasing severity. Unlike influenza, PIV-3 undergoes only a very minor degree of variation in the surface proteins from year to year; therefore, a PIV-3 vaccine will not require annual updates.

    Both circulating and nasal antibodies against PIV-3 play a role in protection against PIV-3 disease. It is thought that protection of the lower respiratory tract from PIV-3 replication and disease requires high circulating levels, whereas resistance to infection and protection against disease in the upper respiratory tract requires mucosal antibodies in the nose. There is currently no vaccine available to protect against PIV-3 infection, and no drug for treatment of PIV-3 disease.

    Aviron's Live Parainfluenza Virus Type 3 Vaccine. Our live intranasal vaccine program for PIV-3 utilizes bovine PIV-3, or bPIV-3, vaccine technology licensed from the NIH. Use of bPIV-3 as a vaccine to protect humans against human PIV-3 strains is based on the successful strategy first used for smallpox vaccination, in which an animal virus is used as a vaccine to protect humans from the related human virus. It is thought that the attenuation of bPIV-3 seen in primates is due to mutations sustained throughout its genome (genetic material) during its long evolutionary adaptation to the bovine host. Our bPIV-3 vaccine potentially could be used as a vector for vaccines against other viruses, such as PIV-1, PIV-2 and RSV.

    Clinical Results. Prior to our in-licensing of the bPIV-3 vaccine, it had been tested in Phase 1 clinical trials in 18 adults and 78 children and infants, primarily as a single dose regimen. In all age groups, the bPIV-3 vaccine appeared satisfactorily attenuated, safe and genetically stable.

    We conducted a Phase 2 double-blind, placebo-controlled, randomized trial in 192 infants to evaluate two different dosages of bPIV-3. Children were vaccinated at 2, 4, 6, and 12 to 15 months of age. Preliminary data were presented at scientific meetings in December 1998 and May 1999. Following three primary doses, approximately 80 percent of children showed evidence of immunization by either seroconversion (i.e., developed at least a four-fold increase in antibody titer) or shedding of vaccine virus. The trial met our pre-determined objectives for safety and immunogenicity.

    EPSTEIN-BARR VIRUS, OR EBV

    The Epstein-Barr virus is a herpesvirus that is a leading cause of infectious mononucleosis, or mono, and infects most people at some point in their lifetime. Infection at a young age may cause mild symptoms, but the debilitating syndrome of mono is most common when infection first occurs in adolescence or young adulthood. Sore throat and swollen neck glands are followed by a period of fatigue and lethargy which can last for weeks or even months. Many high school and college students become infected with EBV each year in the United States, of which half or more may develop mono. The disease usually runs its course without significant medical intervention; however, the long duration of mono can be a serious problem for high school and college students as well as workers. No vaccine is currently available for EBV. Mono affects an estimated 250,000 young adults in the United States and Europe annually. Studies of the U.S. population indicate that approximately 90 percent of adults have been infected with EBV.

    We developed a subunit vaccine for EBV based on the single surface antigen responsible for most of the neutralizing antibodies stimulated by EBV infection. Quantities of this antigen have been expressed, purified and evaluated in a rabbit model, where preliminary results indicate that the antigen causes an immune response when combined with an adjuvant. Adjuvants are substances included in vaccines to further stimulate the immune system. In 1995, we entered into a worldwide collaboration with SmithKline Beecham, or SBB, a division of GlaxoSmithKline, excluding Korea, whereby SBB will fund the development of the EBV vaccine in exchange for marketing rights. In August 1999, we announced that SBB completed a Phase 1 clinical trial in Europe of the subunit vaccine in healthy adults to evaluate safety and immunogenicity. The study showed that the vaccine tested with two different adjuvants (immune response stimulators) was safe and well tolerated. Although the study was not designed to evaluate the efficacy of the vaccine, laboratory tests showed evidence of immune response in vaccine recipients. In November 2000, SBB completed enrollment of a Phase 2 clinical trial in Europe of the subunit vaccine in healthy adults to evaluate safety and immunogenicity.

    CYTOMEGALOVIRUS, OR CMV

    We currently are developing a vaccine for CMV, another member of the herpesvirus group. Most people become infected with CMV at some time in their lives. These infections are typically asymptomatic or result in mild illness with sore throat, headache, fatigue and swollen glands. CMV also can cause an infectious mononucleosis syndrome clinically indistinguishable from that associated with EBV infection. More serious CMV disease is associated with a weakened immune system, as is often found in AIDS, cancer and transplant patients, which may be due to reactivation of CMV acquired earlier in life or due to a new infection. Importantly, if a woman is first exposed to this virus during pregnancy, the resulting infection can cause serious abnormalities in the child. Approximately 40,000 infants in the United States are infected each year, resulting in varying levels of brain damage, physical handicaps or deafness in 7,500 to 10,000 of these infants. Congenital CMV syndrome results in significant expenditures for neonatal and postnatal care and potentially lifelong custodial care.

    No vaccine currently is available for CMV. In January 1999, the Institute of Medicine, a part of the National Academy of Sciences, issued a report in which CMV was identified as a level 1 (most favorable) priority for development as a vaccine, based on the public health benefit associated with CMV prevention. Antibodies from persons with high levels of immunity are available in the form of hyperimmune globulins for certain high-risk patients, but use of these products can be costly and of limited efficacy. These products are not used to prevent congenital infection of newborn infants. We believe that widespread vaccination of children/adolescents with a safe and effective CMV vaccine is justified for the same reason that children in the United States are vaccinated against rubella: to protect unborn children from birth defects caused by congenital infection by reducing the risk that mothers can acquire CMV during pregnancy.

    A weakened live virus vaccine candidate for CMV, known as the Towne strain, has been tested by third parties in several hundred people. This strain was reported to be well tolerated, but did not provide sufficient protection in mothers of children in day care who were at risk for CMV infection or in transplant recipients at risk of acquiring CMV from the donor organs. Our scientists have discovered key differences between the Towne strain and the naturally occurring CMV virus. Based on this knowledge, we have used our rational vaccine design approach to create new recombinant CMV vaccine candidates in an attempt to achieve the appropriate balance between attenuation and potential protection. In June 2000, the NIAID initiated the first clinical trial with four of our CMV vaccine candidates.

    HERPES SIMPLEX VIRUS TYPE 2, OR HSV-2

    An estimated 40 to 60 million persons in the United States currently are infected with HSV-2, the cause of genital herpes. Only one-third of those infected experience symptoms, but a significant portion of new infections are caused by transmission from people who do not have any symptoms.

    Genital herpes is an incurable disease, often manifesting its presence several times a year with painful sores in the genital area. It is estimated that there are more than 500,000 new cases of genital herpes annually in the United States and that the disease is responsible for more than 600,000 physician visits per year. Genital herpes also can be acquired by newborn babies as they pass through the birth canal of infected mothers. Neonatal herpes simplex infection can result in serious damage to the brain and many other organs. Each year in the United States, approximately 1,500 infants are infected, and these infants have almost a 50 percent risk of death or severe, permanent neurological damage. In addition, efforts to prevent neonatal herpes contribute significantly to the cost of the disease. For example, women with a history of genital herpes are often advised to undergo a Caesarean section when prenatal examinations suggest a herpes virus recurrence near the time of delivery. HSV-2 infection also can lead to serious and fatal complications in adults with poor immune systems due to AIDS or as a consequence of drug therapy for organ transplants.

    The most widely used drug therapy for HSV-2 disease is acyclovir, which has been shown to reduce the severity and duration of herpetic lesions, although most patients treated still experience symptoms for several days. When taken several times a day as a preventative for HSV-2, acyclovir also has been shown to reduce the frequency of recurrences. Several additional therapeutics are available or in the late stages of clinical trials, and several preventative vaccines are in clinical trials; however, no vaccine currently is available to prevent genital herpes.

    We have used our rational vaccine design approach to create live attenuated vaccine candidates intended to prevent HSV-2 disease in uninfected children and young adults. Two of our founders, Dr. Bernard Roizman and Dr. Richard Whitley, in collaboration with Pasteur Merieux Serums et Vaccins, developed a prototype live herpes vaccine based on an oral herpes virus, or HSV-1. After extensive preclinical testing, the virus was tested in humans; however, the immune response following vaccination was deemed insufficient. This insufficiency most likely resulted because too many genes had been deleted, thus rendering the virus over-attenuated. We have licensed technology, along with patents covering strategies for more specific deletions, from ARCH Development Corporation, or ARCH. We have used this technology to create proprietary live vaccine candidates using an HSV-2 backbone, which we have evaluated in preclinical models. Several candidates have shown attenuation in various rodent models, as well as efficacy in protecting guinea pigs and primates from challenge with a lethal dose of wild-type HSV-2. We are developing additional vaccine candidates and intend to use the results of further animal studies to select one or more candidates for evaluation in clinical trials.

    In July 1996, we licensed a portion of our patent rights covering or related to the use of HSV-2 for treatment of cancer and for gene therapy, but excluding use for vaccines, to NeuroVir Therapeutics Inc., or NeuroVir, formerly NeuroVir Research, Inc. In exchange, we received shares of capital stock and warrants to purchase shares of capital stock representing a minority interest in the outstanding equity securities of NeuroVir on a fully diluted basis. We are under no obligation to fund development of this technology by NeuroVir.

    RESPIRATORY SYNCYTIAL VIRUS, OR RSV

    RSV is the major cause of lower respiratory tract illness in the very young and is responsible for more than 90,000 hospitalizations and 4,500 deaths a year in the United States. RSV also is one of the causes of the common cold. Infection is manifested as cough and fever and, in some cases, pneumonia. While RSV infection can occur at any time of year, epidemics generally occur in the winter. Most cases are in children under age four, with the peak of severe illness under six months of age, particularly in infants with pre-existing heart and lung disease. The leading product used for the prevention of RSV is a humanized monoclonal antibody against RSV delivered by injection. There is no vaccine currently available for RSV. One company is testing a cold-adapted weakened live virus vaccine for RSV in infants. Available drug therapy is reserved for the most serious cases as it has significant side effects. We are developing a genetically engineered weakened live virus vaccine for RSV using proprietary reverse genetics technology. Our objective is to use this technology to create a number of live virus vaccine candidates that can be tested in animal models before selecting a candidate for testing in humans. However, no assurance can be given that we will be successful in identifying a vaccine candidate.

    LIVE VIRUSES AS VECTORS

    We believe that our virus engineering technology may be used to create strains that carry "foreign" genes able to deliver genetic or antigenic information to specific tissues in the host. For example, it is possible to engineer antigens from other viruses into influenza, as has already been demonstrated for small antigenic regions from agents such as HIV and malaria. RSV and PIV-3 are two other important causes of childhood infections that may be targeted by using the influenza virus as a vector to deliver antigens. BPIV-3 represents an alternative live viral vector to use to immunize against RSV or PIV-1 and 2.

FLUMIST PRODUCTION AND MANUFACTURING

    MANUFACTURING PROCESS

    Master Virus Seed Preparation. After the FDA selects the influenza strains to be included in the vaccine, we create the respective master virus seeds for use in large-scale production. These contain the hemagglutinin, or HA, and neuraminidase, or NA, genes of the expected epidemic strain and six genes which hold the cold-adapted, weakened properties of the master donor strain. Two processes are available for us to make the master virus seeds: classical reassortment and reverse genetics. In the classical reassortment process, which we included in our BLA submission, laboratory virus cells are infected with both the expected strain in circulation and our cold-adapted master donor strain, resulting in random genetic reassortments between the two strains. The specific reassortment desired is then isolated. This process takes approximately four to eight weeks.

    The master virus seeds for each of the vaccine strains are then transferred to our U.K. facility. Individual master seed vials are used to produce the master working seed banks for each of the three vaccine strains. This production involves the infection, incubation and harvesting of virus from pathogen-free hens' eggs. The eggs used in each stage of our manufacturing process are supplied by a third party that maintains flocks certified to be free of specific pathogenic agents.

    Bulk Production. The master working virus seeds for each of the vaccine strains are then used to produce large-scale quantities of bulk vaccine strains. This production, which occurs in our U.K. facility, involves the infection, incubation and harvesting from hens' eggs. The diluent for the product, normal allantoic fluid, or NAF, is harvested from hens' eggs and used in the final formulation of FluMist.

    Trivalent Formulation Production. The bulk vaccine strains and NAF are frozen in our U.K. facility and transferred to our facility in Pennsylvania where they are blended into the trivalent formulation, filled into nasal spray devices, packaged, labeled and shipped.

    MANUFACTURING FACILITIES AND CONTRACTS

    Since 1998, we have been producing supplies for all frozen FluMist clinical trials through preparation of master virus seeds at our California facility, production of bulk monovalents and diluent at the U.K. facility and the blending and filling into the trivalent formulation at our Pennsylvania facility. Our existing manufacturing facilities are not yet licensed for the manufacture of FluMist and have not yet manufactured FluMist at a sustained commercial scale. We have begun the initial stages of commercial scale manufacturing of FluMist for sale during the 2001 -- 2002 influenza season, pending receipt of marketing approval from the FDA.

    In October 2000, we restructured the agreement previously in place with Evans Vaccines for bulk production in the Speke, U.K. facility. The new agreement, which runs through June 2006, transferred responsibility for bulk production and transferred approximately 100 Evans employees to Aviron UK Ltd., our wholly-owned U.K. subsidiary. We have also agreed to acquire the remaining 24 years of a 25-year lease from Celltech Group Plc of approximately eight acres of land in Speke, U.K. We intend to utilize an existing 45,000 square foot structure on the property to build a new FluMist manufacturing facility.

    In 1998, Aviron opened a 34,000 square foot manufacturing suite in Philadelphia, Pennsylvania, in which we blend and fill doses of FluMist. This suite is adjacent to the facility of the company with which we contract for the labeling and packaging of FluMist. This site is referred to as Aviron PA. If regulatory approval is received, this Aviron PA facility is expected to be used for blending, filling, labeling, packaging and storage of commercial lots of FluMist. Our original arrangement with Packaging Coordinators, Inc., or PCI, a division of Cardinal Health, Inc., provided for the labeling and packaging of FluMist for commercial sale until October 2004. In August 2000, we entered into amended agreements with PCI extending the term of our original agreement until December 2004, with options to extend for up to two additional terms of three years.

    The production of FluMist is subject to the availability of a large number of specific pathogen-free eggs, for which there is currently a limited number of suppliers. In June 1999, we entered into a non-exclusive agreement with Specific Pathogen-Free Avian Supply, a division of Charles River Laboratories, for the purchase of pathogen-free hens' eggs through December 2001. This agreement may be renewed by mutual agreement of the parties for an additional term of three years.

    In August 1998, we entered into a worldwide supply agreement under which Becton Dickinson and Company, or Becton Dickinson, to will supply us with its AccuSpray(TM) non-invasive nasal spray delivery system for the administration of FluMist, for which we retain exclusivity through the 2001 -- 2002 influenza season. This agreement provides for an initial term of five years with automatic annual renewal until terminated. In addition, we depend on the existing submission by Becton Dickinson of a Device Master File application, or DMF. We referenced the DMF as part of the BLA submission for FluMist.

    Our current frozen formulation of FluMist is being designed to meet an acceptable level of stability for the U.S. market. In addition to its current frozen formulation, we are exploring alternative formulations and presentations for FluMist that may enable improved distribution and longer shelf life. We believe that a liquid formulation of FluMist will be required to address markets outside the United States and Canada. Aviron and Wyeth are jointly producing clinical trial material for the liquid formulation of FluMist at our facilities in California and Pennsylvania and in Wyeth's facilities in Pennsylvania. As part of our agreement with Wyeth, both companies have the right to manufacture the liquid formulation.

MARKETING AND SALES

    The current purchasers of vaccines are principally physicians, large HMOs and state and federal government agencies. We intend to market FluMist to HMOs, large employers, government health care agencies, physicians and pharmacies either directly or through our partner Wyeth.

    Clinical trials of FluMist have been conducted to provide information regarding its use in three market segments: healthy children, healthy adults and adults at high risk of influenza complications due to age or to the presence of chronic medical conditions such as heart or lung disease or diabetes.

    Currently we are seeking indications for use of FluMist for the prevention of influenza in healthy children and healthy adults.

    CHILDREN

    There are approximately 70 million children age 18 and under in the United States. Influenza among children causes significant impact on families, especially when a parent has to stay home from work to care for a sick child. The current injectable vaccine is rarely used in healthy children, although children have the highest attack rate of influenza and play a major role in the spread of an influenza epidemic. The current injectable influenza vaccine is occasionally used in children at high-risk of influenza complications due to conditions such as asthma and congenital heart disease, but public health authorities are concerned that coverage rates are below optimal. Our objective is to develop a new market for influenza prevention in healthy children by offering an innovative vaccine to prevent influenza. Because FluMist is delivered as a nasal mist, we believe it would provide an attractive way to immunize children on an annual basis. In addition, FluMist can have an impact in reducing middle ear infections and associated antibiotic use, which increases its value in this population. We believe that pediatricians will recognize the potential advantages of FluMist for children.

    ADULTS

    A significant number of the current injectable influenza vaccine doses in the United States are being administered to healthy adults, either via workplace immunization programs or in programs offered through clinics, pharmacies or other retail outlets. There are approximately 100 million adults in the United States between 19 and 49 years of age who the CDC or the ACIP does not classify as being at high risk for influenza complications, but who still could be susceptible to influenza. In addition, there are approximately 42 million persons age 50 to 64 who the ACIP and the AAFP consider at high risk for influenza. Our objective is to expand the current market for influenza prevention by offering a unique alternative for individuals who value flu prevention. We believe that immunization programs using FluMist may also increase the convenience of vaccination compared to the current influenza injection.

COLLABORATIVE AGREEMENTS

    Our strategy for the development, clinical trials, manufacturing and commercialization of some of our products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. To date we have entered into the following collaborative agreements:

    FLUMIST AGREEMENTS

    Wyeth Lederle Vaccines

    We signed a worldwide collaboration agreement with Wyeth in January 1999 for the marketing, promotion, sales, distribution and development of FluMist, which became effective in March 1999.

    Under this agreement, we granted Wyeth exclusive worldwide rights to market FluMist, excluding Korea, Australia, New Zealand and some South Pacific countries. We and Wyeth will co-promote FluMist in the United States, while Wyeth will have the exclusive right to market the product outside the United States. Wyeth will hold the marketing rights for an initial term of seven years from the first commercial sale of FluMist in the United States and an initial term of eight years from the first commercial sale of FluMist outside the United States, with an option to extend its rights both in the United States and internationally to up to 11 years. Extending both U.S. and international rights for the full 11 years would trigger payments to us by Wyeth in excess of $140.0 million. We and Wyeth also will collaborate on the regulatory, clinical and marketing programs for FluMist.

    In March 1999, we received a cash payment of $15.0 million from Wyeth under the collaboration agreement. On January 2, 2001, we received an additional $15.5 million upon acceptance by the FDA for filing of our BLA on December 28, 2000, and we will receive an additional $20.0 million upon FDA marketing approval for FluMist. We also can earn an additional $20.0 million in milestone payments for advisory body recommendations and expanded label claims. In addition, we are entitled to receive a $10.0 million payment for the submission of a license application in Europe, a $27.5 million payment for the approval of a liquid formulation of FluMist and up to $50.0 million upon licensure in international regions. Compensation for achieving additional development, supply and regulatory milestones is included in the agreement terms and may total up to $67.5 million.

    Wyeth committed to provide up to $40.0 million in financing to us, $20.0 million of which has been provided to date. The remaining $20.0 million is available upon FDA marketing approval for FluMist. The total potential value for the license fees, milestones, financing support and term extension options that we could receive exceeds $400.0 million. In addition, to support inventory buildup for 2001, Wyeth paid us $10.0 million in January 2001 as an advance against future amounts that Wyeth will owe us under our agreement.

    Wyeth will distribute FluMist and record all product sales. In addition to the payments mentioned above, we anticipate that we will receive approximately 40 percent of FluMist revenues from Wyeth in the form of product transfer payments and royalties. These payments are higher in the United States than internationally. We will incur expenses to supply and co-promote FluMist. Wyeth will share in the clinical development expenses for FluMist. In addition, Wyeth has agreed to spend up to $100.0 million for advertising and promotion of FluMist over the first three years of commercialization in the United States.

    CSL Limited

    In June 1998, we and CSL Limited , or CSL, of Victoria, Australia jointly announced that we will collaborate on the development, sale and distribution of FluMist in Australia, New Zealand and some countries in the South Pacific. We and CSL will jointly carry out additional clinical trials in Australia for FluMist. Under the agreement, CSL will sponsor the marketing application with the Therapeutic Goods Administration, Australia's equivalent to the FDA. CSL will have exclusive rights to sell and distribute FluMist in these countries, and we will share profits from these sales. We also will benefit from expansion of CSL's current flu vaccine in pediatric and healthy adult market segments following the approval to market FluMist in the territory. In addition, CSL has agreed, under an option agreement, to grant warrants to us to purchase CSL common stock upon CSL's attainment of certain milestones.

    National Institute of Allergy and Infectious Diseases -- Cold-Adapted Influenza Vaccine

    Following a competitive application process, we entered into a five-year Collaborative Research and Development Agreement in March 1995 with the NIAID of the NIH to conduct clinical trials of our cold-adapted influenza vaccine. Wyeth-Ayerst licensed certain rights to the vaccine from the NIH in 1991 and was developing it for sale in collaboration with the NIH until relinquishing its rights in 1993. We have obtained from the NIH and the University of Michigan exclusive rights to trial results and data from the work at the Vaccine Treatment Evaluation Units, or VTEUs, and Wyeth-Ayerst. The NIH has agreed to support the trials by enrolling subjects in its network of VTEUs. In addition, we acquired exclusive commercial rights to data generated from all previous clinical trials conducted by the NIH and Wyeth-Ayerst using the vaccine. In June 2000, we extended the Collaborative Research and Development Agreement through June 2003.

    In September 2000, we were awarded a $2.7 million Challenge Grant from the NIAID to develop a vaccine to protect against possible pandemic influenza virus strains. We also will commit $2.7 million over the three-year duration of the grant. Challenge Grants are milestone-driven awards, meaning we must achieve pre-determined product goals during the development process in order to receive the funds. Under the grant, we will develop vaccine candidates against potential pandemic strains of influenza. The vaccine candidates will utilize the intranasal delivery technology currently used for FluMist.

    University of Michigan

    In February 1995, we entered into a materials transfer and intellectual property agreement with the University of Michigan. Pursuant to the agreement, the University of Michigan granted us exclusive worldwide rights to certain intellectual property and technology relating to the cold-adapted influenza vaccine and proprietary master donor strains of influenza viruses useful in the production of vaccines against influenza and potentially for gene therapy and other uses. Specifically, we obtained the exclusive right to develop, manufacture, use, market and sell products incorporating any such intellectual property or using the master strains worldwide. In consideration for the rights granted to us, we:

    -   made an initial cash payment to the university;

    - agreed to pay a royalty to the university on net sales of products subject to the license;

    - entered into a sponsored research agreement with the university for a period of at least two years; and

    - issued to the university 1,323,734 shares of Series B Preferred Stock, which automatically converted into 264,746 shares of our common stock at the time of our initial public offering.

    The original agreement had also provided that, in the event that we receive approval to commercially market a product based on the university's technology, we would issue a warrant to the university to purchase shares of our common stock at a price of $10.00 per share, for a number of shares to be based on 1.25 percent of the common stock outstanding on the date of the first commercial sale of the product incorporating the university's technology. In February 2000, we amended our agreement with the University of Michigan to accelerate the issuance of a warrant to the university. As a result of this amendment, we granted the university a fully-vested, non-forfeitable warrant to purchase 340,000 shares of our common stock at an exercise price of $10.00 per share. Upon the date of the first commercial sale of FluMist, if we have more than 27.2 million shares outstanding, we will issue an additional warrant allowing the university to purchase 1.25 percent of the excess shares on the same terms.

    Pursuant to the agreement, we are required to grant to the university an irrevocable, royalty-free license for research purposes, or for transfer to a subsequent licensee should the agreement be terminated, to (1) all improvements developed by us, our affiliates or sublicensees, whether or not patentable, relating to delivery mechanisms and processes for administration and manufacturing of products, as well as packaging, storage and preservation processes for the master strains and (2) all new technical information acquired by us, our affiliates or sublicensees relating to the master strains and products.

    The agreement terminates upon the later of (1) the last to expire of the university's patents licensed to Aviron or (2) 20 years from the date of first commercial sale of a product incorporating the university's technology. We have the right to terminate for any reason upon 12 months notice to the university.

    OTHER COLLABORATIVE AGREEMENTS

    National Institute of Allergy and Infectious Diseases -- Cytomegalovirus, or CMV

    In June 2000, we entered into a clinical trial agreement with the NIAID of the NIH which allows the NIAID to conduct clinical trials at various locations with our CMV vaccine candidates.

    National Institute of Allergy and Infectious Diseases -- Parainfluenza Virus Type 3,or PIV-3

    In May 1996, we obtained exclusive rights from the NIAID of the NIH to certain biological materials and clinical trial data for our PIV-3 program. The NIH granted us exclusive rights in specific strains of bovine parainfluenza virus to develop, test, manufacture, use and sell products for vaccination against human parainfluenza virus and other human and animal diseases. In addition, we obtained from the NIAID the right to incorporate by reference an existing IND and certain data relating to the licensed materials. The NIH retained rights to the licensed materials on behalf of the United States government to conduct research and to grant research licenses to third parties under certain circumstances. In return for the rights granted by NIH, we will make payments to NIH on the achievement of specified milestones and will make certain royalty payments to NIH. Unless otherwise terminated, the agreement will terminate on cessation of commercial sales of licensed products by our sublicensee or us. We have the unilateral right to terminate the agreement in any country upon providing 60 days notice to NIH.

    SmithKline Beecham Biologicals S.A.

    In October 1995, we signed an agreement with SmithKline Beecham Biologicals S.A., or SBB, a division GlaxoSmithKline, to collaborate on our Epstein-Barr virus, or EBV, vaccine technology. Under the terms of our agreement, we granted SBB an exclusive license to produce, use and sell inactivated EBV vaccines incorporating our technology for prophylactic and therapeutic uses on a worldwide basis, except in Korea. In addition, SBB obtained a right of first refusal to an exclusive, worldwide license, excluding Korea, under any intellectual property rights relating to any live EBV vaccine technology developed or controlled by us during the term of this agreement. We have retained the right to co-distribute a monovalent formulation of the EBV vaccine in the United States and to have SBB supply vaccine.

    SBB agreed to fund research and development at Aviron related to the EBV vaccine, in specified minimum amounts, during the first two years of this agreement. SBB made an initial up-front payment to us and agreed to make additional payments upon the achievement of certain product development milestones; the first such milestone payment was made in 1997. The initiation of a Phase 2 clinical trial in October 2000 triggered a $1.5 million milestone payment to us. Under an agreement between us and ARCH, ARCH receives 25 percent of this and all future milestone payments and royalties that we receive from SBB. We also are entitled to royalties from SBB based on net sales of the vaccine. Unless otherwise terminated, the agreement will expire on a country-by-country basis upon the expiration or invalidation of the last remaining patent covered by the agreement or 10 years from the date of first commercial sale of the vaccine, whichever is later. SBB may terminate the agreement with respect to any country at any time.

    Sang-A Pharm. Co., Ltd.

    In May 1995, we entered into a Development and License Agreement with Sang-A Pharm. Co., Ltd., or Sang-A. We granted to Sang-A exclusive clinical development, manufacturing and marketing rights in Korea for specified products developed by Aviron, including vaccines for influenza, cold-adapted and recombinant, EBV, CMV, HSV-2 and RSV.

    In January 1997, Sang-A declared bankruptcy and continues to operate while in receivership. In November 2000, we terminated the portion of the contract relating to FluMist. We are unable to predict what further long-term effect the bankruptcy may have on Sang-A and on our remaining agreement with Sang-A.

    The Mount Sinai School of Medicine

    In February 1993, we entered into a technology transfer agreement with The Mount Sinai School of Medicine, or Mount Sinai. Under this agreement, Mount Sinai assigned to us all of its right, title and interest in and to certain patents and patent applications, as well as all associated know-how and other technical information relating to recombinant negative-strand RNA virus expression systems and vaccines, attenuated influenza viruses and certain other technology. Mount Sinai also granted to us (1) an option to acquire any improvements to the inventions disclosed in the assigned patents and patent applications thereafter developed by Mount Sinai and (2) a right of first negotiation for a license or assignment to additional related technology. In consideration for these rights, we issued to Mount Sinai 35,000 shares of our common stock. We also issued to Mount Sinai four warrants to purchase up to a total of 45,000 shares of our common stock, each exercisable for a term of five years commencing upon the occurrence of milestone events.

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

    ARCH had asserted an interpretation of the financial terms of this agreement, relating to the license by us of its EBV technology to SBB and to our sublicense of certain HSV technology to NeuroVir, both of which would have required us to pay ARCH a portion of any future or past payments, including sublicense fees and milestone payments that we received under the SBB and NeuroVir agreements.

    On May 8, 2000, we executed a Settlement Agreement and Release with ARCH whereby, among other provisions, we made a settlement payment to ARCH in the form of a cash payment of $312,500 and a warrant to purchase 14,077 shares of our common stock. We also agreed to pay ARCH 25 percent of future milestone and royalty payments received from SBB and 50 percent of future royalty payments and all milestone payments received from NeuroVir. In addition, the settlement agreement provides for the termination of our option rights to obtain future improvements and later developments from ARCH. A separate agreement with NeuroVir sets the amount of the royalty to be paid pursuant to the NeuroVir license agreement. The settlement agreement also provides for ARCH to receive one-half of our ownership interest in Series A preferred shares of NeuroVir stock and one-half of our ownership interest in a warrant to acquire shares of NeuroVir common stock, which was issued to us as part of the original NeuroVir license agreement.

EMPLOYEES

    As of December 31, 2000, we had 462 employees.

    BUSINESS RISKS

    You should carefully consider the risks described below before making a decision to invest in our company. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

RISKS RELATED TO FLUMIST

    The most significant risks we currently face are those related to the development and commercialization of FluMist. All of our potential near-term revenues are dependent on the commercialization of FluMist. Because of the seasonality of influenza, FluMist must be available for sale in the third or fourth quarter of the year for us to achieve revenues for that season. Delay in availability of FluMist in the initial year of commercialization or in subsequent years could cause us to lose revenues for an entire influenza season and require us to raise additional capital to cover the costs of additional research and development, manufacturing and ongoing fixed costs. In addition, we may incur significant losses as a result of our decision to begin manufacturing FluMist at commercial scale for use in the 2001 -- 2002 influenza season before receipt of marketing approval from the FDA.

IF THE FDA FINDS THAT OUR BLA FOR FLUMIST DOES NOT SUPPORT APPROVAL FOR MARKETING, COMMERCIALIZATION OF FLUMIST MAY BE DELAYED BY ONE OR MORE INFLUENZA SEASONS.

    On December 28, 2000, the FDA accepted our BLA for FluMist for filing. If the FDA finds that the validation, clinical or other required data in our BLA is insufficient, the FDA could require corrective action or additional data, which could delay or prevent approval. In November 1999, we announced that we would not submit a BLA for FluMist in 1999 due to inconsistent test results observed during the manufacturing process validation exercises. We concluded after investigation that the inconsistencies were only associated with certain assays, or tests, and not associated with FluMist or the manufacturing process. Although we believe we have addressed these issues to ensure consistent assay performance at commercial scale, the FDA may find our BLA for FluMist does not support approval for marketing for other reasons.

    We are initially seeking FDA approval for use of FluMist in healthy children and healthy adults. The FDA may not find our clinical data adequate to support use in any particular group and may exclude any segment of the population. The FDA may request additional clinical data to support the safety or efficacy of FluMist in some or all of those population segments. We may be required to commence and complete additional clinical trials to generate additional data to support product approval for one or more of our target populations, which may lead to substantial delay in FluMist approval or prevent it from being approved for any of those population segments. Moreover, although FluMist has been generally well tolerated in clinical trials to date, we are continuing to conduct clinical trials and cannot exclude the possibility that the clinical profile of the product will change in the future.

IF THE FDA DETERMINES THAT OUR MANUFACTURING FACILITIES ARE NOT ADEQUATE, EITHER BEFORE OR AFTER RECEIPT OF FDA MARKETING APPROVAL, WE MAY LOSE THE ABILITY TO MANUFACTURE AND SELL FLUMIST FOR ONE OR MORE INFLUENZA SEASONS.

    As part of the BLA approval process and on an ongoing basis thereafter, the FDA is likely to inspect each of the facilities involved in manufacturing FluMist. The FDA may find deficiencies in the facilities or processes that may delay or prevent FluMist marketing approval. Even if the FDA approves FluMist for marketing, the FDA could find deficiencies during future inspections, and we may lose the ability to manufacture and sell FluMist for one or more influenza seasons.

    Several key stages of the FluMist manufacturing process take place in a facility located in the U.K. This facility was formerly owned by Celltech Medeva, or Medeva, the international marketing arm of Celltech Group Plc, but has since been acquired by Evans Vaccines Ltd., or Evans, a division of PowderJect Pharmaceuticals Plc. In October 2000, we leased from Evans the section of the facility where the manufacture of FluMist takes place so that we can have direct control over the FluMist manufacturing operations. In November 1999, Medeva notified us that it received a warning letter from the FDA regarding the entire facility. Some of the comments in the letter referred to the general utility systems in the facility, such as water and clean steam, which are shared by us and are used to prepare supplies used in the manufacture of FluMist. We have been assured by Evans that it has taken or is taking the necessary steps to bring its systems and facility into compliance, and it is working with the FDA to fulfill that objective. We believe that Evans has taken the necessary steps to bring the relevant general utility systems into compliance. However, we have also begun to implement plans to minimize our dependence on these utilities. Those plans, some of which will require FDA approval, involve the use of supplies which will reduce our reliance on the shared utility systems at Evans.

IF WE ARE UNABLE TO PERFORM THE COMPLEX ANNUAL UPDATE OF THE FLUMIST FORMULATION FOR NEW INFLUENZA STRAINS IN A TIMELY MANNER, OUR SALES FOR THAT YEAR WILL BE LIMITED OR WE MAY HAVE NO SALES AT ALL.

    Early each year, the FDA determines which influenza strains will be included in the upcoming season's vaccines. After the FDA selects the strains, we will have approximately six months to include the selected strains and manufacture FluMist for use in the upcoming influenza season. Major factors that may delay availability of FluMist each year are:

    -   the FDA may delay its selection of strains for a given influenza season;

    - we may experience difficulty or delay in the technically demanding process we follow each year to update the formulation of FluMist;

    - the FDA could require as a release test a brief clinical trial designed to confirm the safety and/or activity (immune response) of the vaccine including the new strains selected for that particular year; and

    - as with other vaccine manufacturers, the FDA will conduct tests on each lot of vaccine to enter the market. If for some reason these tests are delayed, it could have a material adverse effect on supplies of FluMist to the market.

IF WE HAVE DIFFICULTIES WITH OUR MANUFACTURING PROCESS, WE MAY NOT HAVE SUFFICIENT QUANTITIES OF VACCINE TO ASSURE AVAILABILITY.

    We may not have sufficient quantities of vaccine in time to assure availability for the season due to problems with updated strains or performance of suppliers. Following inoculation with our updated influenza strains, bulk vaccine is harvested from special hens' eggs. We are currently dependent on a single supplier for an adequate and timely supply of eggs.

    We may have difficulty with the blending, filling and packaging of FluMist. The bulk vaccine for three strains of influenza must be diluted and blended together prior to filling the nasal spray device. We depend upon a single supplier for our nasal spray device. We also depend upon our packaging contractor for packaging of the vaccine.

    The FluMist manufacturing process is labor intensive and must be conducted under strict controls and tight timelines. The vaccine is subject to strict quality control testing during all phases of production and prior to release. Any quality control testing failures could lead to a reduction in the available supply of FluMist.

WE DO NOT HAVE EXPERIENCE IN MANUFACTURING FLUMIST AT A SUSTAINED COMMERCIAL SCALE AND MAY ENCOUNTER UNANTICIPATED DIFFICULTIES IN ITS MANUFACTURE.

    As anticipated with any business scale-up, our costs associated with the manufacture of FluMist at a sustained commercial scale initially will be high. We may not be able to manufacture FluMist as planned and benefit as anticipated from economies of scale. Prior to our October 2000 lease of the U.K. facility, we had arrangements with an experienced vaccine manufacturer to produce FluMist on a contract basis. Although we leased the U.K. manufacturing facility in order to have direct control over the FluMist manufacturing and regulatory approval process, and although we hired the approximately 100 Evans employees who have been responsible for FluMist manufacturing, we have not manufactured FluMist, or any product, at a sustained commercial scale.

IT IS TIME-CONSUMING AND EXPENSIVE TO INCREASE MANUFACTURING CAPACITY, WHICH MAY LEAD TO UNEVEN REVENUE GROWTH.

    We initially may be capacity-constrained in our supply of vaccine. It is time-consuming and expensive to increase manufacturing capacity. In order to secure future production capacity, we may extend and expand existing arrangements, collaborate with other third parties or establish additional manufacturing facilities. Using an alternative supplier or building a new facility would require a substantial amount of funds and additional clinical trials and testing. We cannot be sure that an additional source of supply will be established on a timely basis, or at all. If we are unable to increase our manufacturing capacity, any annual revenue growth may be uneven.

THE SUCCESS OF FLUMIST IS HIGHLY DEPENDENT ON OUR PARTNER, WYETH LEDERLE VACCINES, OR WYETH, FOR MARKETING, PROMOTION, SALES AND DISTRIBUTION ACTIVITIES.

We have entered into an exclusive agreement with Wyeth to co-promote, sell and distribute FluMist in the United States. We believe that for FluMist to be widely adopted, the efforts of an experienced pharmaceutical sales force are needed. If Wyeth fails to devote appropriate resources to promote, sell and distribute FluMist, sales of FluMist could be reduced. Distribution of FluMist will be challenging for several reasons. First, influenza vaccine is a seasonal product with a shipping period between August and January. Second, FluMist is a frozen product and must remain frozen under recommended storage conditions prior to use. Although Wyeth has a distribution system that supports frozen vaccines, if it does not manage these distribution challenges, our revenues could be reduced. Furthermore, if we do not achieve timely licensure for the sale of frozen FluMist in the United States, Wyeth has the option to terminate our agreement.

    Wyeth currently participates in the development of a liquid formula of FluMist, which will be important if FluMist is to be accepted outside of the United States. Wyeth will also participate in the manufacturing, promotion, sales and distribution of the liquid formulation. If Wyeth does not devote sufficient resources to the development and commercialization of this formulation, its commercial availability will be delayed.

    The aggregate amount of license fees, milestone payments and financing support due from Wyeth to us under this agreement could exceed $400.0 million, $50.5 million of which we have received to date. If Wyeth breaches or terminates its agreement with us or otherwise fails to conduct its FluMist-related activities in a timely manner or if there is a dispute about its obligations, we may lose some or all of the remaining payments and may need to seek another partner. Additionally, the manufacturing and sale of FluMist could be delayed, reduced or become substantially more expensive for us to achieve.

IF MEDICAL ADVISORY BODIES, DOCTORS AND OTHER HEALTH CARE PROVIDERS DO NOT RECOMMEND FLUMIST, ITS MARKET OPPORTUNITY WILL BE LIMITED.

    We believe recommendations from advisory bodies such as the ACIP of the CDC and the American Academy of Pediatrics will be important to encourage doctors and other health care providers to recommend FluMist. If these bodies do not recommend FluMist, the product's market opportunity will be limited. We will also need to educate doctors and other health care advisors of the safety and clinical efficacy of FluMist and its potential advantages over other influenza vaccines.

WHETHER OR NOT DOCTORS, OTHER HEALTH CARE PROVIDERS OR MEDICAL ADVISORY BODIES RECOMMEND FLUMIST, IF THE MARKET DOES NOT ACCEPT FLUMIST, OUR SALES WILL BE REDUCED.

    FluMist acceptance may be limited by a number of factors, including:

    - perceived clinical benefit of competing influenza vaccines, including the flu shot, and other influenza-related products;

    -   unfavorable publicity concerning other vaccines;

    -   pricing of FluMist;

    -   difficulties in establishing consumer access to FluMist;

    -   reimbursement policies of government and third-party payors;

    - side effects, such as the runny nose, sore throat or fever seen in some clinical trial participants; and

    - the requirement of frozen storage capacity by those distributing and administering the vaccine.

WE FACE COMPETITION FROM COMPANIES WITH SUBSTANTIAL FINANCIAL, TECHNICAL AND MARKETING RESOURCES WHICH COULD SERIOUSLY LIMIT OUR FUTURE REVENUES FROM FLUMIST.

    FluMist will be competing against the flu shot, which is sold by established pharmaceutical companies, including Wyeth, Evans and Aventis-Pasteur, Inc.

    We also operate in a rapidly evolving field. Other companies are working to improve the clinical profile of flu shots. In addition, we are aware of efforts to develop non-injectable influenza vaccines that would be more directly competitive with FluMist. For example:

    - a nasally administered inactivated vaccine is being developed by Biovector Therapeutics, S.A. and Biochem Pharma, Inc. which has been licensed to SmithKline Beecham Biologicals, S.A.;

    - a nasally administered inactivated vaccine has been developed by Swiss Serum Berna and licensed for sale in Switzerland; and

    - a nasally administered live influenza vaccine has been developed and used in Russia.

    In 1999, the FDA approved two new products for the treatment of influenza: zanamivir and oseltamivir. Zanamivir is marketed as Relenza and sold by Glaxo Wellcome Plc, and oseltamivir is marketed as Tamiflu and sold by Roche Holdings AG, or Roche. These products inhibit the ability of the influenza virus to replicate. Both zanamivir, delivered via an inhaled powder, and oseltamivir, a pill, were approved for influenza treatment. When administered within two days of contracting influenza, zanamivir and oseltamivir may reduce the duration of influenza by approximately one day. Clinical data also has shown that taking zanamivir or oseltamivir twice daily for a period of time during the influenza season can have a preventative effect. Recently, Roche received approval to market and sell oseltamivir for the prevention of influenza in individuals 13 years and over.

THE FLUMIST MASTER DONOR STRAINS ARE NOT PROTECTED BY PATENTS AND IF THE STRAINS ARE DUPLICATED, THIRD PARTIES MAY BE ABLE TO DEVELOP, MARKET AND SELL A COMPETING VACCINE.

    We have no issued patents covering the FluMist master donor strains. Our rights to the master donor strains are substantially based on (1) an exclusive worldwide license of materials and intellectual property from the University of Michigan, which owns the master donor strains from which our vaccine is derived and (2) an exclusive license of know-how and clinical trial data from the National Institutes of Health, or NIH. Neither the University of Michigan nor the NIH has been issued any patents covering the master donor strains. A third party may gain access by some means to the University of Michigan master donor strains and attempt to reproduce FluMist or develop another live virus influenza vaccine that might be comparable to FluMist in terms of safety and effectiveness.

WE MAY INCUR SIGNIFICANT LOSSES AS THE RESULT OF OUR DECISION TO MANUFACTURE FLUMIST FOR COMMERCIAL USE BEFORE RECEIVING LICENSURE.

    The manufacturing of FluMist is a complex process, containing multiple steps over a period of many months. Therefore, in anticipation of licensure in time to participate in the 2001 -- 2002 influenza season, we already have begun manufacturing FluMist for commercial use. The costs associated with our decision to manufacture will increase at an increasing rate as the year progresses. However, there is no guaranty that FluMist will be licensed for sale during any portion of the 2001 -- 2002 influenza season, if at all. If the product is not approved for marketing in time to allow a launch during the 2001 -- 2002 influenza season, we will not receive any revenue from FluMist sales during the same influenza season. Furthermore, because one or more viral strains used in all influenza vaccines may change annually, we may not be able to utilize, during a subsequent influenza season, any components of FluMist that we are currently manufacturing.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE. FAILURE TO RAISE ADDITIONAL CAPITAL COULD DELAY DEVELOPMENT OF FURTHER IMPROVEMENTS OF FLUMIST AND OF OUR OTHER POTENTIAL PRODUCTS.

    Our operations to date have consumed substantial and increasing amounts of cash. As of December 31, 2000, we have an accumulated deficit of approximately $273.4 million. The negative cash flow from operations is expected to continue and to accelerate for at least the next year. The commercialization of FluMist requires substantial funds for manufacturing, continued clinical trial efforts and other commercialization activities. During 2000, our research and development expenses were $80.5 million and our general, administrative and marketing expenses were $13.8 million. Our research and development expenses for the two preceding years ended December 31, 1998 and 1999 were approximately $46.6 million and $68.2 million, respectively. We expect to continue to incur significant operating expenses. We also expect to spend a substantial amount to develop a liquid formulation of FluMist, as well as other changes in the product. In addition, we expect to continue funding the research, preclinical testing and clinical trials necessary to develop our early-stage products.

    As of December 31, 2000, we have raised $446.1 million, net of underwriters discounts and expenses, since inception through financing activities, such as sales of equity, convertible debt securities, and other debt financing, which includes $183.1 million raised from debt and equity financing during 2000. During the first quarter of 2001, we raised $392.2 million from the sale of equity and debt, net of underwriters discounts and estimated expenses.

    Our current revenues are comprised primarily of amounts earned as milestone payments and expense reimbursements under our FluMist collaboration agreement with Wyeth, and other revenues from other contracts and research grants, as was the case in 2000, during which revenues were $32.2 million. Our future revenues will depend largely on the success of these collaboration arrangements, contracts and research grants. With respect to our collaboration agreement with Wyeth, our rights to receive milestone payments are all "event-driven." These payments are earned only upon our successful completion of specific activities. We cannot be certain whether these milestone payments will be realized. Under our agreement with Wyeth, we received a milestone payment in the amount of $15.5 million, which became due upon the acceptance by the FDA for filing of our BLA on December 28, 2000. Another milestone payment of $20.0 million is due upon obtaining FDA marketing approval for FluMist. The timing of receipt of this payment will depend on the progress of the regulatory review of the BLA. Additional milestone payments related to the application submission and approval of FluMist for marketing in international markets, for expansions in labeling claims, for policy recommendations and for the liquid formulation are dependent upon future governmental approvals or recommendations by medical advisory bodies, and we will not receive these payments until these activities are successfully completed at some time after 2001.

    Additionally, due to the seasonal nature of FluMist, cash will not be generated from product sales until late each year or early the following year. Accordingly, a significant amount of working capital will be required each year to provide for the payment of expenditures associated with the manufacturing of inventory and other operating and capital needs in advance of any product sales.

    Currently, we expect our existing cash, cash equivalents, short term investments and proceeds generated from our collaborative arrangements and financing commitments will enable us to maintain our current and planned operations at least through 2002. Our future capital requirements will depend upon many factors, including:

    - the ability to successfully complete activities necessary to earn milestones under our collaborative agreements and the timing of receipt of these milestones;

    -   the time and costs involved in obtaining regulatory approvals;

    -   the ability to successfully launch FluMist in the United States;

    -   continued development of our technology and vaccine programs;

    -   the size and complexity of these programs;

    -   our ability to establish and maintain collaborative arrangements;

    -   progress with preclinical testing and clinical trials;

    - the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

    - the cost of constructing additional manufacturing and product development facilities; and

    -   product commercialization activities.

    If adequate funds are not available, whether through additional funding or our current capital sources, such as our collaboration arrangements, the commercialization of FluMist and the development of a liquid formulation of FluMist may be delayed, and we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs for our other products. We may also be required to obtain funds through collaborative agreements with others that may require us to relinquish rights to certain of our technologies, product candidates or products we would otherwise seek to develop or commercialize ourselves. If additional funds are raised by issuing equity or convertible securities, the percentage ownership in Aviron held by existing stockholders will be reduced.

IF WE ARE UNABLE TO ATTRACT, RETAIN AND MAINTAIN GOOD RELATIONS WITH QUALIFIED PERSONNEL IN EACH OF OUR THREE LOCATIONS, OUR ABILITY TO COMMERCIALIZE FLUMIST AND DEVELOP A LIQUID FORMULATION OF FLUMIST MAY BE DELAYED.

    Attracting and retaining significant additional qualified personnel will be critical to our success. To pursue the development and commercialization of FluMist, we will be required to hire additional qualified personnel at appropriate locations, especially those with expertise in development, commercial-scale manufacturing and quality functions. Expansion in these areas is also expected to require the addition of management personnel and the development of additional expertise by existing management personnel. We face competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies.

    Also, some Aviron employees are members of labor unions. Labor actions by these unions and/or these employees could require us to cease or curtail operations at affected locations.

SOME OF OUR CRITICAL MANUFACTURING FACILITIES FOR FLUMIST ARE LOCATED NEAR KNOWN EARTHQUAKE FAULT ZONES, AND THE OCCURRENCE OF AN EARTHQUAKE, OR OTHER CATASTROPHIC DISASTER, COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT, WHICH COULD REQUIRE US TO CEASE OR CURTAIL OPERATIONS.

    The first of three steps in the FluMist manufacturing process takes place at our facility in Mountain View, California. This manufacturing facility is located in a known earthquake fault zone. The second step in the FluMist manufacturing process takes place at our facility in the U.K. and the third step in the process takes place at our facility in Philadelphia, Pennsylvania. Should an earthquake or other type of disaster, including fire, flood, power loss, communication failure or similar event, disable any of these facilities, there are no readily available alternative facilities which meet the current good manufacturing practice standards required by the FDA. Therefore, should any of these facilities be disabled, the ability to manufacture and sell FluMist could be lost for one or more influenza seasons.

FAILURE TO INTEGRATE EFFECTIVELY THE ACTIVITIES OF OUR NEW U.K. OPERATIONS WITH OUR EXISTING OPERATIONS IN PENNSYLVANIA AND CALIFORNIA COULD SIGNIFICANTLY HINDER OUR ABILITY TO EFFECTIVELY DEVELOP, MANUFACTURE AND COMMERCIALIZE FLUMIST AND ULTIMATELY GENERATE REVENUE.

    In October 2000, we restructured the agreement previously in place with Evans for bulk manufacture of FluMist in the Speke, U.K. facility. The new agreement, which runs through June 2006, transferred responsibility for bulk manufacture of FluMist and approximately 100 Evans employees to Aviron UK Limited, our wholly-owned U.K. subsidiary. The coordination of operations at our three sites is critical to manufacturing FluMist. Our management must expend significant effort in order to integrate the people, processes, technology and activities of this new site into our existing operations. However, our management, as a team, has limited experience in coordinating the operations of a substantial foreign subsidiary with domestic operations. If our California, Pennsylvania and U.K. locations do not integrate effectively, the development, manufacture and commercialization of FluMist could be negatively impacted.

OTHER RISKS RELATED TO OUR COMPANY

SAFETY OF VACCINES CAN ONLY BE DETERMINED AFTER WIDESPREAD USE IN THE POPULATION OVER A PERIOD OF YEARS.

    A vaccine could be licensed by the FDA and still be associated with adverse events which reduce or eliminate revenue. For example, in 1998 the FDA approved the use of a vaccine to prevent infant diarrhea, but the product was subsequently withdrawn from the market due to a possible link between a serious bowel disorder and the vaccine. This adverse event occurred at a frequency that was not detectable in a typical clinical development program. In addition, there are a number of theoretical risks related to live virus vaccines, including changing back to the naturally occurring, or wild-type virus, and re-combining to form a new strain which may cause disease. In addition, a live virus vaccine retains the potential to spread from a vaccinated individual to an unvaccinated individual. Also, because of the way it works, a weakened live virus could make an individual more susceptible to secondary infection. In addition, a weakened live virus could cause disease resembling a wild-type virus infection in people with an immune system that is not working properly, e.g., because of a pre-existing disease, HIV infection or drug treatment for cancer or organ transplantation. The potential for serious adverse events after introduction to the market is an issue for all vaccines, including FluMist.

OTHER THAN FLUMIST, OUR PRODUCT CANDIDATES ARE AT EARLY STAGES OF DEVELOPMENT, AND IF WE ARE UNABLE TO DEVELOP AND COMMERCIALIZE THESE PRODUCTS SUCCESSFULLY, WE WILL NOT GENERATE REVENUES FROM THESE PRODUCTS.

    To date, none of our product candidates has been commercialized. Other than FluMist, all of our product candidates are in early stages of development. We face the risk of failure normally found in developing biotechnology products based on new technologies. Successfully developing, manufacturing, introducing and marketing our early-stage product candidates will require several years and substantial additional capital. Currently, we do not have facilities to manufacture these vaccine product candidates for use in late-stage clinical trials. Moreover, we must demonstrate safety and efficacy and gain regulatory approval for these products. In addition, several companies are developing products that would compete with our early-stage products.

WE MAY NOT RECEIVE PATENT PROTECTION FOR OUR POTENTIAL PRODUCTS AND MANUFACTURING PROCESSES.

    Our success depends to a significant degree upon our ability to develop proprietary products. We seek to protect our technology and potential products, when possible, with patents and trade secrets. Since patent applications in the United States are maintained in secrecy for at least 18 months after filing and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for these inventions. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability, cannot be predicted. We cannot be sure that any of our owned or licensed patents or patent applications will issue or, if issued, will not be invalidated or circumvented, or that the rights granted by them will provide any protection or competitive advantages to us.

    We own or have exclusive licenses to various issued patents and pending patent applications both in the United States Patent and Trademark Office and in several foreign patent offices. We attempt, when possible, to obtain exclusive patent protection covering each potential product we are developing. There can be no assurance that each product we are developing will be protected by or protectable by issued patents in any or all countries in which we intend to market the product if approved for sale by regulatory authorities. We have no issued patents covering the FluMist master donor strains. Our rights to the master donor strains are substantially based on (1) an exclusive worldwide license of materials and intellectual property from the University of Michigan, which owns the master donor strains from which our vaccine is derived and (2) an exclusive license of know-how and clinical trial data from the NIH. We have no issued patents covering the bovine parainfluenza strain we are developing. Our rights to the bovine parainfluenza strain are substantially based on an exclusive, worldwide Biological Materials License of materials, clinical data and research information from the United States Public Health Service. We do have issued patents and/or pending patent applications in the United States and abroad which we believe will provide patent protection for our cytomegalovirus, herpes simplex virus, respiratory syncytial virus, or RSV, and recombinant parainfluenza virus type-3, or PIV-3, program technologies.

    The European Patent Office has informed us of its intention to deny claims relating to methods and compositions of recombinant non-segmented negative-strand RNA viruses contained in one of our granted European patents. Although this decision will not affect our FluMist cold-adapted influenza product, it may affect the European patent protection afforded our other vaccine candidates, including recombinant RSV and recombinant PIV-3.

OUR PRODUCTS COULD INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS, CAUSING COSTLY LITIGATION AND THE LOSS OF SIGNIFICANT RIGHTS.

    Our success will also depend upon us not infringing patents issued to others. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the areas of our research and development programs. Some of these patent applications or patents may limit the scope of claims issuing from our patent applications, prevent certain claims from being issued or conflict in certain respects with claims made under our applications.

OUR BUSINESS EXPOSES US TO PRODUCT LIABILITY CLAIMS, AND THE DEFENSE OR LOSS OF ANY SUCH CLAIM COULD BE COSTLY.

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

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS, AND AN ACCIDENT COULD BE COSTLY.

    Our business activities involve the controlled use of hazardous materials, chemicals, various radioactive substances and viruses. Although we believe that our safety procedures for handling and disposing of these materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability would seriously harm our business. In addition, we may incur substantial costs to comply with environmental regulations if we develop manufacturing capacity.

OUR STOCK PRICE CONTINUES TO EXPERIENCE LARGE SHORT-TERM FLUCTUATIONS AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

    The market price of our common stock has fluctuated significantly to date. These price fluctuations have been rapid and severe. The market price of the common stock may fluctuate significantly in response to the following factors, most of which are beyond our control:

    -   variations in our quarterly operating results;

    -   changes in securities analysts' estimates of our financial performance;

    -   changes in market valuations of similar companies;

    - announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

    -   additions or departures of key personnel;

    -   future sales of notes and common stock;

    - announcements by us or our competitors of technological innovations of new therapeutic products, clinical trial results, and developments in patent or other proprietary rights;

    - announcements regarding government regulations, public concern as to the safety of drugs developed by us or others or changes in reimbursement policies; and

    - fluctuations in stock market price and volume, which are particularly common among securities of biopharmaceutical companies.

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

WE HAVE IMPLEMENTED PROVISIONS IN OUR CHARTER DOCUMENTS THAT MAY ULTIMATELY DELAY, DISCOURAGE OR PREVENT A CHANGE IN MANAGEMENT OR CONTROL OF AVIRON.

    Provisions of our amended and restated certificate of incorporation and bylaws could make it more difficult for our stockholders to replace or remove our directors, or to effect any corporate action. These provisions include those which:

    - establish a classified board of directors requiring that members of only one of the three classes of directors be elected at one time;

    - prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

    - prohibit holders of less than ten percent of our outstanding capital stock from calling special meetings of stockholders;

    - prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

    - establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

    Some of the above provisions may also have possible anti-takeover effects, which may make an acquisition of Aviron by a third party more difficult, even if such an acquisition could be beneficial to our stockholders. Additionally, our share purchase rights plan, commonly referred to as a "poison pill," and the terms of our stock option plans, may discourage or delay a change in control of Aviron.

ITEM 2. PROPERTIES

    We lease approximately 52,800 square feet of office and laboratory space in Mountain View, California. We have leased this space through October 2005 and have two options to extend the lease for successive five-year periods. In addition, we are leasing approximately 41,000 square feet of space in Philadelphia pursuant to our agreement with PCI. We have leased this space through December 2004, with options to extend for up to two additional terms of three years. In February 1999, we entered into a lease agreement for approximately 69,000 square feet of office, laboratory and manufacturing space in Santa Clara, California. We have leased this facility through January 2019, with an option to renew for seven years. In July 1999, we obtained an additional 20,000 square feet of laboratory and office space in a building near our current Mountain View facility under a sublease arrangement through June 2001. In October 1999, we leased an additional 52,000 square feet of space in buildings adjacent to our current Mountain View facility that is covered by the same lease terms as that facility. This facility is being subleased to another party through April 2001. We expect that, after taking possession of this space at the end of the sublease, we will be able to meet our facility needs for office and lab space through 2001. In December 1999, we entered into a five-year lease for an additional 22,500 square feet of office space in Santa Clara, which has been subleased under an arrangement that expired in February 2001.

    In October 2000, we entered into subleases expiring in June 2006 of the FluMist manufacturing areas in Speke, U.K. and agreed to acquire the remaining 24 years of a 25-year lease of approximately eight acres of land adjacent to the existing site. We intend to utilize an existing 45,000 square foot structure on the property to build a new FluMist manufacturing facility.

    We expect that we may need to obtain additional space for manufacturing, research and development activities and offices in the future.

ITEM 3. LEGAL PROCEEDINGS

    On June 30, 1999, the European Patent Office held oral proceedings in an Opposition filed by American Cyanamid against our granted European Patent No. 0490972 relating to methods and compositions of recombinant negative-strand RNA viruses. At the oral proceedings, the Opposition Division of the European Patent Office informed us of its intent to issue a written opinion that upholds claims limited to recombinant influenza and denies claims generically encompassing negative-strand RNA viruses. This decision will not affect our FluMist cold-adapted influenza product. We intend to appeal the decision insofar as it relates to the denied claims; the appeal will request the Technical Board of Appeals to reverse the decision with respect to the denial of the claims encompassing recombinant negative-strand RNA viruses. There can be no assurance that we will be successful in obtaining claims as originally granted as a result of the appeal. If we do not succeed in the appeal of the claims which encompass negative-strand RNA viruses, in particular non-segmented RNA viruses, it could negatively impact our ability to exclude others from commercializing an RSV or PIV-3 vaccine based on genetically engineered candidates in Europe.

    On July 8, 1999, a lawsuit entitled Joany Chou v. The University of Chicago, ARCH Development Corp., Bernard Roizman and Aviron was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, or Court, by an individual formerly associated with the University of Chicago. On September 30, 1999, this individual filed an amended complaint against the same defendants. This amended complaint appeared to purport to assert claims of inventorship relating to United States Patent Nos. 5,328,688, 5,795,713 and 5,922,328, their foreign counterparts, and potentially other patents and applications, unjust enrichment, fraud, conversion, breach of fiduciary duty, breach of contract and breach of implied contract. The amended complaint seeks, among other things, money damages, an order correcting the inventorship and ownership of the patents referenced above, disgorgement, a constructive trust, possible injunctive and equitable relief, punitive damages, attorneys' fees, costs and interest. All of the claims appear to relate to patents and patent applications for HSV, and none appear to relate to Aviron's cold-adapted influenza product or technology or any other pipeline products in research or development. On February 18, 2000, the Court granted Aviron's motion to dismiss, thereby dismissing all pending claims made by the plaintiff against Aviron. On April 19, 2000, the plaintiff appealed the Court's ruling. We cannot be sure that we will prevail in the defense of this lawsuit in the event that the plaintiff is able to replead her claims against Aviron, or her appeal is successful in reinstating her claims, or in bringing new claims against Aviron.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Aviron's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK MATTERS

    Our common stock is quoted on the Nasdaq National Market under the symbol "AVIR." We commenced quotation on the Nasdaq National Market on November 5, 1996. The following table presents the high and low per share sales prices of our common stock as quoted in the Nasdaq National Market for each period indicated.

                                                         COMMON STOCK PRICE
                                                         ------------------
                                                          HIGH         LOW
                                                         ------      ------
       YEAR ENDED DECEMBER 31, 1999
             First Quarter............................   $26.75      $17.50
             Second Quarter...........................    28.75       17.13
             Third Quarter............................    34.06       21.00
             Fourth Quarter...........................    28.75       14.81
       YEAR ENDED DECEMBER 31, 2000
             First Quarter............................   $54.38      $15.00
             Second Quarter...........................    35.00       21.00
             Third Quarter............................    59.00       27.56
             Fourth Quarter...........................    70.61       46.00

    As of March 22, 2001, there were 317 record holders of our common stock.

    We have never paid any cash dividends on our common stock and do not expect to pay cash dividends for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    On October 12, 2000, we sold and issued to Biotech Invest, S.A. 450,000 shares of our common stock, for the total aggregate price of $21.6 million, or $48.00 per share, in a private placement. We agreed to register the shares for resale in approximately six months from the issuance date. No underwriter or placement agent was involved in the transaction. The sale of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

    On October 11, 2000, we granted Evans Vaccines Limited, a division of PowderJect Pharmaceuticals Plc, or Evans Vaccines, warrants to purchase a total of 63,162 shares of our common stock at an exercise price of $47.50 per share. These warrants expire annually at the rate of 10,527 shares per year on October 10, 2001 through 2006. This grant was made as part of the restructuring of our contract manufacturing agreement with Evans Vaccines. No underwriter or placement agent was involved in the transaction. The issuance of warrants was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following consolidated statement of operations and consolidated balance sheet data are derived from our audited consolidated financial statements. Our audited consolidated financial statements at December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000, are included elsewhere in this Form 10-K. You should read our selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto contained elsewhere in this Form 10-K.

                                                                            YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------
                                                           1996         1997         1998         1999          2000
                                                         --------     --------     --------     --------     ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues(2) ...................................    $  1,625     $  1,477     $    745     $ 22,232     $  32,242
Operating expenses:
  Research and development ..........................      14,997       24,254       46,583       68,212        80,521
  Acquisition of in-process research
     and development ................................          --           --           --           --        10,904
  General, administrative and marketing .............       4,595        5,978       10,085       13,159        13,849
                                                         --------     --------     --------     --------     ---------
          Total operating expenses ..................      19,592       30,232       56,668       81,371       105,274
                                                         --------     --------     --------     --------     ---------
Loss from operations ................................     (17,967)     (28,755)     (55,923)     (59,139)      (73,032)
Interest income, net of interest expense ............         466        2,253        1,121       (2,731)       (4,479)
                                                         --------     --------     --------     --------     ---------
Net loss, before cumulative effect of change in
  accounting principle ..............................     (17,501)     (26,502)     (54,802)     (61,870)      (77,511)
Cumulative effect of change in accounting
  principle(2) ......................................          --           --           --           --       (12,750)
                                                         --------     --------     --------     --------     ---------
Net loss, after cumulative effect of change in
  accounting principle ..............................    $(17,501)    $(26,502)    $(54,802)    $(61,870)    $ (90,261)
                                                         ========     ========     ========     ========     =========
Basic and diluted net loss per share:
  Net loss, before cumulative effect of
    change in accounting principle ..................    $  (7.27)    $  (1.94)    $  (3.49)    $  (3.90)    $   (3.74)
  Cumulative effect of change in accounting
    principle(2) ....................................          --           --           --           --     $   (0.62)
                                                         --------     --------     --------     --------     ---------
  Net loss, after cumulative effect of
    change in accounting principle ..................    $  (7.27)    $  (1.94)    $  (3.49)    $  (3.90)    $   (4.36)
                                                         ========     ========     ========     ========     =========

Shares used in computing basic and
  diluted net loss per share(1) .....................       2,406       13,684       15,724       15,848        20,715
                                                         ========     ========     ========     ========     =========

PRO FORMA AMOUNTS, assuming the accounting
  change is applied retroactively:
   Net Loss .........................................    $(17,501)    $(26,502)    $(54,802)    $(74,620)    $ (77,511)
                                                         ========     ========     ========     ========     =========
   Basic and Diluted net loss per share .............    $  (7.27)    $  (1.94)    $  (3.49)    $  (4.71)    $   (3.74)
                                                         ========     ========     ========     ========     =========

                                                                              AS OF DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                           1996         1997          1998          1999          2000
                                                         --------     --------     ---------     ---------     ---------
                                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and  short-term
  investments .......................................    $ 17,872     $ 62,524     $  88,856     $  52,316     $ 132,313
Working capital .....................................      16,411       54,580        79,369        42,215       136,195
Total assets ........................................      21,592       85,325       120,985        91,694       248,739
Long-term obligations, excluding current
  portions ..........................................          --           --       100,000       112,666        89,947
Accumulated deficit .................................     (39,935)     (66,411)     (121,254)     (183,279)     (273,401)
Total stockholders' equity (deficit) ................      17,947       75,742         8,966       (39,619)      120,586

----------

(1) See note 1 of Notes to Consolidated Financial Statements for an explanation of the methods used to determine the number of shares used to compute per share amounts.

(2) See note 1 of Notes to Consolidated Financial Statements for an explanation of the change in accounting principle for revenue recognition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Some of the statements in the sections entitled "Business," "Business Risks," "Management's Discussions and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity or achievements to be materially different from any future results, levels of activity or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed under "Business Risk" and elsewhere in this Form 10-K.

    In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, and levels of activity, performance or achievements. Except as may be required by law, we undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

GENERAL

    Since our inception in April 1992, we have devoted substantially all of our resources to our research and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any revenues from the sale of products until the third quarter of 2001 at the earliest. We have incurred cumulative net losses of approximately $273.4 million as of December 31, 2000. We expect to incur substantial operating losses through 2001 and may incur losses after 2001.

FLUMIST

    We submitted a BLA for FluMist our investigational cold-adapted influenza vaccine on October 31, 2000 and it is currently under review by the FDA. Following review of the BLA, the FDA will advise us in writing as to what action has been taken and request additional information if needed. Prior to approval for marketing by the FDA, we expect the FDA will inspect each of our manufacturing facilities and convene a meeting of the Vaccines and Related Biological Products Advisory Committee to evaluate the data submitted in our BLA.

    During October 2000, we restructured our agreement with Evans in order to gain direct control over FluMist manufacturing operations. We obtained responsibility for bulk manufacture of FluMist in Evans' Speke, U.K. facility, hired approximately 100 Evans employees who had been working on FluMist, and entered into subleases through June 2006 for the FluMist manufacturing areas on the existing site. In connection with the restructuring of our manufacturing agreement, we made an initial payment of $15.0 million and will make additional annual payments of $3.9 million over each of the next five years. As further consideration for the amendment to the agreement, we agreed to make payments totaling $19.0 million, which will be paid over the term of the agreement based on net sales of FluMist. We also gave Evans warrants to purchase 63,162 shares of our common stock at an exercise price of $47.50 per share, which we valued at $1.2 million. We have valued the aggregate consideration, including the net present value of the annual payments, at approximately $50.2 million, which we recorded as an intangible asset and will amortize over the remaining term of the Evans agreement, which extends through June 2006. We have also recorded $34.0 million of obligations to Evans consisting of the net present value of the annual payments of $3.9 million and the $19.0 million obligation. The $19.0 million obligation has not been discounted because the timing of the related payment is not fixed, but rather is based on net sales of FluMist. In addition, we agreed to make payments during the term of the agreement of $225,000 per year for the use of the Aviron unit in the Evans manufacturing plant, payments up to an aggregate of $3.0 million for attaining specific milestones, and payments for other support services based on the costs of these services incurred. We will expense rent and other support services as the costs are incurred and expense milestones as they become due.

    In February 2000, we amended our agreement with the University of Michigan to accelerate the issuance of a warrant to the university. As a result of this amendment, we granted the university a fully-vested non-forfeitable warrant to purchase 340,000 shares of our common stock at an exercise price of $10.00 per share. Also, as a result of this amendment, we recorded a one-time charge of approximately $10.9 million in the first quarter of 2000 representing the fair value of the warrant. Upon the date of the first commercial sale of FluMist, if we have more than 27.2 million shares outstanding, we will issue an additional warrant allowing the university to purchase 1.25 percent of the excess shares on the same terms. If we issue such a warrant, its value will be capitalized and amortized to expense over the expected life of FluMist.

    During 2000, in order to motivate our employees and align their interests with our stockholders, we granted options for the purchase of a total of approximately 1.7 million shares of common stock at exercise prices ranging from $24.00 to $51.50, the vesting for which is linked to performance goals for FluMist. Of this amount, options for approximately 1.5 million shares remained outstanding at December 31, 2000. Options for approximately 380,000 shares became exercisable upon the acceptance for review by the FDA of our BLA submission on December 28, 2000. Options for approximately 647,000 shares will become exercisable at the earlier of the approval of FluMist for marketing in the United States, or five years from the date of grant. Options for approximately 493,000 shares will become exercisable when FluMist is approved for marketing in the United States, but only if this event occurs in 2001; otherwise these options will be canceled. If the 493,000 options become exercisable in 2001, we will incur compensation expense on the date that they become exercisable in an amount equal to the difference between the exercise price of the options and the then current fair market value of our common stock.

    RECENT ACCOUNTING PRONOUNCEMENTS

    Aviron implemented Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, in the fourth quarter of 2000. SAB 101 includes new guidelines from the Securities and Exchange Commission, or SEC, regarding revenue recognition of non-refundable up-front license fees, such as the $15.0 million up-front payment Aviron received from Wyeth in 1999. In accordance with SAB 101, this $15.0 million up-front license fee, which was previously recognized as revenue in full in the first quarter of 1999, has been deferred and is now being recognized as revenue over the development period of FluMist, including a liquid formulation of the vaccine. As a result, we recorded a charge for the cumulative effect of the change of $12.8 million as of January 1, 2000, adjusted previously reported contract revenues for the first three quarters of 2000 to reflect revenue of $750,000 per quarter and also recognized $750,000 of revenue in the fourth quarter of 2000. Fiscal 1999 results will not be restated.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, which is required to be adopted in the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. Management does not anticipate that the adoption of SFAS 133 will have a significant adverse effect on the results of our operations or our financial position.

    BUSINESS OUTLOOK

    We anticipate an increase in operating expense in 2001 due primarily to an increase in the size of our operations in the U.K. and expenses we expect to incur as we make preparations for a potential commercial launch of FluMist in the U.S. for the 2001 -- 2002 influenza season. Assuming that we continue these preparations, we expect to record operating expenses (including cash and non-cash) between $130 and $145 million in 2001, although the actual amount may be higher depending on the amount of finished product ultimately manufactured for the 2001-2002 influenza season. This amount includes amortization expense associated with the restructuring of our contract manufacturing agreement with Evans. The portion of 2001 operating expenses that is depreciation and amortization is expected to be approximately $17 million, compared to $8.1 million for 2000.

    Our outlook for operating expenses in 2001 also does not include a one-time non-cash charge associated with the vesting of employee stock options in the event of a 2001 approval by the FDA for marketing of FluMist. For a discussion of the terms of the options, see "--General."

    As part of preparing for a potential FluMist commercial launch for the 2001 -- 2002 influenza season, we have begun the initial stages of commercial-scale manufacturing of FluMist. We intend to record the majority of our manufacturing spending as research and development expense, rather than capitalize into inventory, until FluMist is approved for marketing by the FDA. Thus, a significant portion of anticipated 2001 operating expense will include manufacturing activities. If we receive marketing approval for FluMist, initial reported cost of goods sold may be lower than in future periods when manufacturing expenses will be charged to cost of goods sold. To support inventory buildup for 2001, Wyeth paid us $10.0 million in January 2001 as an advance against future amounts that Wyeth will owe us under our agreement.

    We expect capital expenditures to increase substantially as we commence building additional manufacturing facilities and commercialization systems and facilities. During 2001, we forecast that capital expenditures will be between $30 and $40 million.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 2000 AND 1999

    Revenues. We earned $32.2 million in revenues for the year ended December 31, 2000, compared to $22.2 million for the year ended December 31, 1999. The 2000 revenues are comprised primarily of amounts earned from Wyeth under the FluMist collaboration agreement, which included a $15.5 million milestone due from Wyeth on the acceptance of our BLA for filing with the FDA, $11.7 million in expense reimbursement from Wyeth for clinical and commercialization expenses, and revenues from other contracts and research grants. The 1999 revenues included a $15.0 million non-refundable license fee from Wyeth, $6.0 million in expense reimbursements from Wyeth for clinical and commercialization expenses and revenues from other contracts and research grants.

    We implemented SAB 101 in the fourth quarter of 2000. SAB 101 includes new guidelines from the SEC regarding revenue recognition of non-refundable up-front license fees, such as the $15.0 million up-front payment Aviron received from Wyeth in 1999. In accordance with SAB 101, this $15.0 million up-front license fee, which was previously recognized as revenue in full in the first quarter of 1999, has been deferred and is now being recognized as revenue over the five year estimated development period of FluMist. As a result, we recorded a charge for the cumulative effect of the change of $12.8 million as of January 1, 2000, and recognized $3.0 million of this amount during 2000. Results for the year ended December 31, 1999 are not restated.

    Operating Expenses. Research and development costs totaled $80.5 million for the year ended December 31, 2000, as compared with $68.2 million for the year ended December 31, 1999. The increase in research and development costs was due primarily to increases in development activities, clinical trials and commercial scale-up expenses associated with FluMist. In addition, we recognized a one-time, non-cash charge for the acquisition of in-process research and development in the amount of $10.9 million due to the amendment of our agreement with the University of Michigan to accelerate the issuance of a warrant to the university.

    General, administrative and marketing costs increased to $13.8 million for the year ended December 31, 2000, as compared to $13.2 million for the year ended December 31, 1999. The increase was due to growth in infrastructure and other costs to support preparations for a potential commercial launch of FluMist in 2001.

    Net Interest Income (Expense). Net interest expense increased to $4.5 million for the year ended December 31, 2000, as compared to $2.7 million for the year ended December 31, 1999. Interest expense for the year ended December 31, 2000 was $11.0 million, as compared to $6.4 million for the year ended December 31, 1999. The increase in interest expense is due to additional interest costs associated with approximately $15.4 million of debt financing, which was obtained in December 1999, and a one-time non-cash interest charge of approximately $2.7 million related to exchanges of approximately $51.7 million aggregate principal amount of our 5-3/4% convertible subordinated notes for approximately 1.7 million shares of our common stock in a number of privately negotiated transactions. Interest income increased to $6.5 million for the year ended December 31, 2000, as compared to $3.6 million for the year ended December 31, 1999, due to the increase in the average balances of cash, cash equivalents and investments as funds were received from debt and equity financings during late 1999 and 2000 and higher average yields on invested funds.

     YEARS ENDED DECEMBER 31, 1999 AND 1998

    Revenues. We earned $22.2 million in revenues for the year ended December 31, 1999, compared to $0.7 million for the year ended December 31, 1998. The 1999 revenues are comprised primarily of amounts earned from Wyeth under the FluMist collaboration agreement, which included a non-refundable initial payment in the amount of $15.0 million, $6.0 million in expense reimbursement from Wyeth for clinical and commercialization expenses and revenues from other contracts and research grants. The 1998 revenues were from a grant payment from the NIH for research on our cytomegalovirus, or CMV, vaccine and from payments received for services rendered to other biotechnology companies.

    Operating Expenses. Research and development expenses increased to $68.2 million in the year ended December 31, 1999, from $46.6 million for the year ended December 31, 1998. The increase was due primarily to an increase in development activities, depreciation, documentation, validation and other expenses associated with the commercial scale-up of the manufacturing facilities associated with FluMist.

    General, administrative and marketing expenses increased to $13.2 million in the year ended December 31, 1999, from $10.1 million for the year ended December 31, 1998. This increase was due to additional staffing, legal and other infrastructure costs necessary to support the development of FluMist and other products.

    Net Interest Income (Expense). Net interest decreased to a net expense of $2.7 million for the year ended December 31, 1999, as compared to net interest income of $1.1 million for the year ended December 31, 1998. The decrease in net interest is due to a combination of increased interest expense associated with the issuance of our convertible subordinated notes on March 30, 1998 and decreased interest income associated with a reduction in the average balances of cash, cash equivalents and investments as funds have been used to meet operating expenses and capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

    We had cash, cash equivalents and short and long-term investments at December 31, 2000 of approximately $136.8 million. In order to preserve principal and maintain liquidity, our funds are invested primarily in United States Treasury and agency obligations, highly rated corporate obligations and other liquid investments. Through December 31, 2000, we raised approximately $446.1 million from sales of equity, convertible debt securities and debt financing, net of underwriters discounts and estimated expenses, which includes $183.1 million raised during 2000.

    On February 7, 2001, we completed a public offering of 4,000,000 shares of our common stock at $50.00 per share and a concurrent public offering of $200.0 million of 5-1/4 percent convertible subordinated notes due 2008, or the 2008 Notes. The 2008 Notes are convertible into common stock at any time after the original issuance through maturity, unless previously redeemed or repurchased, at a conversion price of $62.50 per share. The sale of the securities under the concurrent common stock and debt offerings resulted in net proceeds to the company of approximately $382.0 million, after the deduction of commissions and offering costs. Since December 31, 2000, we have also generated $8.0 million through the sale of 161,060 shares of stock for $49.67 per share, $2.2 million through debt financing, $15.5 million in payment of an outstanding receivable balance from Wyeth and $10.0 million as an advance from Wyeth to support inventory build-up for 2001.

    Cash used in operations was $49.5 million, $58.4 million and $73.2 million for the years ended December 31, 1998, 1999 and 2000, respectively. Net cash used in operating activities between 1998 and 1999 increased primarily due to the increased net loss. The increase in cash used in operating activities between 1999 and 2000 was primarily due to the fact that the $15.5 million milestone in connection with the acceptance of our BLA for review by the FDA was earned on December 28, 2000, but was not collected until early in January 2001. As indicated in "Business Outlook" above, we anticipate that the amount of cash used in operating activities will increase in 2001 over that used in 2000 due to the scale-up of our operating expenditures in connection with the preparations for the potential commercialization of FluMist.

    Our near-term revenues will depend largely on the success of our products, collaboration arrangements, contracts and research grants. With respect to our collaboration agreement with Wyeth, our rights to receive milestone payments are "event-driven." These payments are earned only upon our successful completion of specific activities. We cannot be certain as to when, and if, these milestone payments will be realized. Under the agreement, we earned a milestone payment in the amount of $15.5 million upon acceptance for review by the FDA of our BLA on December 28, 2000. Another milestone payment of $20.0 million is due upon obtaining FDA marketing approval for FluMist. The timing of receipt of this payment will depend on the outcome of the regulatory review of the BLA. Additional milestone payments related to the submission and approval of FluMist for marketing in international markets, for expansions in labeling claims, for meeting supply targets and for future formulations are dependent upon future governmental approvals or recommendations by medical advisory bodies and will not be received until these activities are successfully completed.

    Our revised agreements with Evans required the payment of $15.0 million on inception in October 2000 and will require the payment of $3.9 million annually through September 15, 2005. These agreements will also require additional payments totaling $19.0 million between now and June 30, 2006, with the timing of payment based on the sales of FluMist.

    Cash expended for capital additions was approximately $14.0 million, $11.9 million, and $7.9 million for the years ended December 31, 1998, 1999 and 2000, respectively. Capital expenditures decreased in 2000 primarily due to a decrease in the level of expenditures for our facilities and equipment at our Santa Clara and U.K. facilities, which is partially offset by increases in expenditures for our Pennsylvania and Mountain View facilities. Capital expenditures are likely to increase substantially in the future in connection with building manufacturing capacity and commercialization systems additions. Principal payments under lease arrangements and long-term debt were $445,000, $411,000, and $3.0 million for the years ended December 31, 1998, 1999 and 2000, respectively.

    During 2000 and early 2001, we exchanged approximately $85.2 million aggregate principal amount of our 5-3/4% convertible notes due in 2005, or the 2005 Notes, for approximately 2.8 million shares of our common stock in a number of privately negotiated transactions. Exchanges in the aggregate amounts of $51.7 million of principal for approximately 1.7 million shares occurred during 2000, with the remainder occurring early in 2001. Additional non-cash expense related to the exchanges was approximately $2.7 million in 2000, with an additional $1.6 million to be recorded in 2001. The $2.0 million of unamortized debt issue costs related to the 5-3/4% convertible notes exchanged have been charged to additional paid-in capital, $1.2 million of which was recorded in 2000. As of January 31, 2001, approximately $14.8 million aggregate principal amount of the 2005 Notes remained outstanding.

    We anticipate that our existing cash, cash equivalents and short-term investments, and proceeds from existing collaborations and recent financings will enable us to maintain our current and planned operations through at least 2002. We anticipate using our cash resources for commercialization activities related to FluMist and capital expenditures related to FluMist manufacturing. However, our future cash requirements will depend on numerous factors, including the factors set forth under "Business Risks -- Risks Related to FluMist."

    Additionally, if FluMist is approved for marketing, due to its seasonal nature, cash will not be generated from product sales until later in each calendar year or early in the following calendar year. A significant amount of working capital will be required each year to provide for the payment of expenditures associated with the manufacturing of inventory and other operating and capital needs in advance of any product sales. There can be no assurance that, should we require outside funding through additional debt or equity financing, such funds would be available on favorable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through collaborative agreements with others that may require us to relinquish rights to our technologies, product candidates or products we would otherwise seek to develop or commercialize ourselves.

INCOME TAXES

    As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $262.0 million and $12.9 million, respectively. We also had federal and California research and other tax credit carryforwards of approximately $4.9 million, and $2.5 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2007 through 2020, if not utilized. The state of California net operating loss carryforwards will expire at various dates beginning in 2003 through 2005, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "ownership change" provisions of the Internal Revenue Code of 1986. See Note 12 of Notes to Consolidated Financial Statements for additional information on income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

    Interest Rates. Our investment and interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and investments. To mitigate the impact of fluctuations in U.S. interest rates, we place our funds in investments that meet high credit standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of investment and does not permit derivative financial instruments in its investment portfolio. In addition, the average maturity of our portfolio is less than one year. As result, we do not expect any material loss with respect to our investment portfolio.

    The following table provides information about our financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents cash flows and related weighted-average interest rates by expected maturity dates. Dollar amounts are in millions.

                                                                                                        Fair Value
                                                                                                      at December 31,
                                         2001     2002    2003  2004  2005    Thereafter     Total         2000
                                        ------   ------   ----  ----  ----    ----------     ------   ---------------
ASSETS
Cash and Cash Equivalents ............. $ 64.7       --     --    --    --         --        $ 64.7       $ 64.7
Weighted average interest rate ........   6.75%      --     --    --    --         --
Investments ........................... $ 67.7   $  4.5     --    --    --         --        $ 72.2       $ 72.2
Weighted average interest rate ........   6.79%    7.04%    --    --    --         --

Foreign Currency Exchange Rates. We pay for the costs of manufacturing and development activities, equipment and facilities modifications at our facility located in the U.K. in British Pounds Sterling. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the U.K. We are exposed to changes in exchange rates in the U.K. When the U.S. dollar strengthens against the British Pounds Sterling, the U.S. dollar value of British Pounds Sterling-based expenses decreases; when the U.S. dollar weakens, the U.S. dollar value of British Pounds Sterling-based expenses increases. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our financial position as expressed in U.S. dollars. We currently do not hedge our obligations in British Pounds Sterling.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements

    Our financial statements and notes thereto appear on pages F-1 through F-21 in this Form 10-K.

    Selected Quarterly Financial Data (unaudited)

                                                    YEAR ENDED DECEMBER 31, 1999                YEAR ENDED DECEMBER 31, 2000
                                          -------------------------------------------  --------------------------------------------
                                                                                        FIRST (1)   SECOND(1)   THIRD(1)
                                            FIRST     SECOND      THIRD       FOURTH   (RESTATED)  (RESTATED)  (RESTATED)   FOURTH
                                          --------   --------    --------    --------  ----------  ----------   --------   --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues .......................... $ 15,531   $  2,944    $  1,363    $  2,394   $  3,407    $  3,128    $  3,619   $ 22,089
Net loss, before cumulative
  effect of change in accounting
  principle .............................   (1,519)   (15,120)    (22,618)    (22,613)   (29,025)    (18,125)    (18,786)   (11,574)
Cumulative effect of change in
  accounting principle ..................       --         --          --          --    (12,750)         --          --         --
                                          --------   --------    --------    --------   --------    --------    --------   --------
Net loss, after cumulative effect
  of change in accounting principle ..... $ (1,519)  $(15,120)   $(22,618)   $(22,613)  $(41,775)   $(18,125)   $(18,786)  $(11,574)
                                          ========   ========    ========    ========   ========    ========    ========   ========
Basic and diluted net loss per
  share:
  Net loss, before cumulative
    effect of change in accounting
    principle ........................... $  (0.10)  $  (0.96)   $  (1.43)   $  (1.40)  $  (1.70)   $  (0.86)   $  (0.87)  $  (0.50)
  Cumulative effect of change in
    accounting principle ................       --         --          --          --      (0.74)         --          --         --
                                          --------   --------    --------    --------   --------    --------    --------   --------
  Net loss, after cumulative effect
    of change in accounting principle ... $  (0.10)  $  (0.96)   $  (1.43)   $  (1.40)  $  (2.44)   $  (0.86)   $  (0.87)  $  (0.50)
                                          ========   ========    ========    ========   ========    ========    ========   ========

Shares used in computing basic and
  diluted net loss per share ............   15,703     15,749      15,814      16,126     17,095      21,039      21,625     23,100
                                          ========   ========    ========    ========   ========    ========    ========   ========

(1) Total revenues, net loss and net loss per share have been restated as compared to our previously reported results, as a result of the adoption of SAB 101, effective January 1, 2000. The impact of the restatement was as follows:

                                                YEAR ENDED DECEMBER 31, 2000
                                              --------------------------------
                                                FIRST        SECOND      THIRD
                                              --------       ------      -----
                                                   (IN THOUSANDS, EXCEPT
                                                      PER SHARE DATA)
Increase in total revenue ..................  $    750       $  750      $ 750
                                              ========       ======      =====
Decrease (increase) in net loss ............  $(12,000)      $  750      $ 750
                                              ========       ======      =====
Decrease (increase) in net loss per share ..  $  (0.70)      $ 0.04      $0.03
                                              ========       ======      =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be held on June 14, 2001, under the captions "Election of Directors -- Nominees," and "Security Ownership of Certain Beneficial Owners and Management -- Compliance with the Reporting Requirement of Section 16(a)," and is incorporated by reference.

EXECUTIVE OFFICERS

    The names of our executive officers as of March 22, 2001 and information about them is presented below.


       NAME                             AGE                                  POSITION
       ----                             ---                                  --------
       EXECUTIVE OFFICERS

       C. Boyd Clarke.................  52    Chief Executive Officer, President and Chairman
       Edward J. Arcuri, Ph.D.........  50    Senior Vice President, Operations
       Charlene A. Friedman...........  43    Vice President, General Counsel and Secretary
       Harry B. Greenberg, M.D........  56    Senior Vice President, Research and Development and Chief Scientific Officer
       Fred Kurland...................  51    Senior Vice President and Chief Financial Officer
       Carol A. Olson.................  43    Senior Vice President, Commercial Development
       Rayasam S. Prasad..............  48    Senior Vice President, Technical Affairs

    C. Boyd Clarke has been our President and Chief Executive Officer since December 1999. He has been a director since December 1999 and our Chairman since January 2001. From 1998 until joining us, Mr. Clarke was Chief Executive Officer and President of U.S. Bioscience, Inc., a biotechnology company. Mr. Clarke served as President and Chief Operating Officer of U.S. Bioscience from 1996 to 1998. From 1977 to 1996, Mr. Clarke held a number of positions at Merck & Co., Inc., including being the first president of Pasteur-Merieux MSD, and most recently as Vice President of Merck Vaccines. Mr. Clarke has a B.S. in Biochemistry and an M.A. in History from the University of Calgary.

    Edward J. Arcuri, Ph.D., has been our Senior Vice President, Operations since May 2000. He joined Aviron as Vice President, Manufacturing in July 1999. Dr. Arcuri joined us from North American Vaccine, Inc., or NAVA, where he served as Vice President, Manufacturing Operations and Process Development from January 1995 to July 1999. Prior to joining NAVA, Dr. Arcuri served as Senior Director, Biological Manufacturing at Merck & Co., Inc. from 1991 to 1994. Dr. Arcuri holds a B.S. degree in Biology from the State University of New York at Albany and a masters degree and Ph.D. in Biology from Rensselaer Polytechnic Institute.

    Charlene A. Friedman has been our Vice President, General Counsel and Secretary since April 2000. From 1999 until joining us, Ms. Friedman was a consultant to Inamed Corporation, a medical device company. From 1996 to 1999, Ms. Friedman held various positions at Collagen Aesthetics, Inc., a biotechnology company, most recently as Vice President, Legal and Regulatory Affairs, General Counsel and Assistant Secretary. From 1995 to 1996, Ms. Friedman was an attorney with Lillick & Charles in San Francisco, California. From 1993 to 1995, she practiced law in Boston, Massachusetts at Warner & Stackpole. She is a member of the Massachusetts and California bars. Ms. Friedman holds a B.A. in Ancient Greek and Latin from Tufts University and a J.D. from Northeastern University.

    Harry B. Greenberg, M.D., has been our Senior Vice President, Research and Development and Chief Scientific Officer since November 2000. Dr. Greenberg joined us from the Stanford University School of Medicine, where he spent 17 years as a faculty member. He was most recently the Senior Associate Dean for Research and the Joseph D. Grant Endowed Professor of Medicine. He also was serving as Associate Chief of Staff for Research at the Veterans Administration Palo Alto Health Care System. Dr. Greenberg served as chair of the Vaccines and Related Biological Products Advisory Committee of the U.S. Food and Drug Administration from February 1999 until beginning his position with Aviron. Dr. Greenberg holds a B.A. in History with honors from Dartmouth College and an M.D. from Columbia College of Physicians and Surgeons.

    Fred Kurland has been our Senior Vice President and Chief Financial Officer since January 1998. Prior to joining us, Mr. Kurland was Vice President and Chief Financial Officer of Protein Design Labs, Inc., a biotechnology company, from 1996 to 1998. From 1995 to 1996, Mr. Kurland was Vice President and Chief Financial Officer at Applied Immune Sciences, a biotechnology company, and from 1981 to 1995, he held a number of positions at Syntex Corporation, a pharmaceutical company, most recently as Vice President and Controller. Mr. Kurland, a Certified Public Accountant, holds a B.S. in Business and Economics from Lehigh University, and an M.B.A. and a J.D. from the University of Chicago.

    Carol A. Olson has been our Senior Vice President, Commercial Development since May 1998. Prior to joining us, Ms. Olson was the founder and managing director of the Churchill Madison Group, a management consulting firm focused on building new businesses in the medical, life sciences and high technology industries. From 1984 to 1993, Ms. Olson worked for the Hewlett Packard Company. Ms. Olson holds a B.A. in Economics with honors from Yale University and an M.B.A. from Stanford University.

    Rayasam S. Prasad has been our Senior Vice President, Technical Affairs since January 2001 and prior to that had been our Vice President, Technical Affairs since September 1999. Mr. Prasad joined Aviron from Chiron Vaccines, the global vaccines business unit of Chiron Corporation, a biotechnology company, where he served as Head of Regulatory, Quality and Drug Safety. Mr. Prasad also served as Director of Quality Assurance for Therapeutics and Vaccines at Chiron. He was with Chiron from October 1994 to September 1999. Prior to joining Chiron, Mr. Prasad held positions in quality assurance and biological manufacturing operations at Genentech, Inc. from 1986 to 1994, and Burroughs Wellcome Co. from 1981 to 1986. Mr. Prasad holds a B.S. in Pharmacy from

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on June 14, 2001, under the caption "Executive Compensation," and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be held on June 14, 2001, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on June 14, 2001, under the caption "Certain Transactions," and is incorporated by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    The Financial Statements required by this item are submitted in a separate section beginning on page xx of this report.

                                                                                              PAGE
                                                                                              ----
     Report of Ernst & Young LLP, Independent Auditors.......................................  F-2
     Consolidated Balance Sheets at December 31, 1999 and 2000...............................  F-3
     Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000...............................................................  F-4
     Consolidated Statement of Stockholders' Equity (Deficit) for the three years in the period ended December 31, 2000....................................................  F-5
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000...............................................................  F-6
     Notes to Consolidated Financial Statements..............................................  F-7

    (2) INDEX TO FINANCIAL STATEMENTS SCHEDULES

    All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

    (3) EXHIBITS

    See Exhibit Index.

(b) REPORTS ON FORM 8-K

     The following Forms 8-K were filed during the last quarter of the period covered by this report:

    (1) On October 19, 2000, we filed a Current Report on Form 8-K, reporting the following:

         (i) Our United Kingdom subsidiary had agreed to acquire from Celltech Group Plc the remainder of a 25-year lease on approximately eight acres of land in Speke, U.K. and had restructured our contract manufacturing agreement with Evans Vaccines Ltd., or Evans, and other related agreements, providing for the restructuring of services provided by Evans to Aviron for the manufacturing of FluMist, and

         (ii) We had agreed to issue and sell to Biotech Invest, S.A. four hundred fifty thousand (450,000) shares of our common stock for the total aggregate price of $21.6 million, or $48.00 per share. The sale of the shares occurred on October 12, 2000. We also agreed to register these shares for resale in approximately six months from the date of issuance.

    (2) On November 2, 2000, we filed a Current Report on Form 8-K, reporting that on October 31, 2000, we submitted to the Food and Drug Administration a Biologics License Application for FluMist.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2001.

                                        AVIRON

                                        By:      /s/   C. BOYD CLARKE
                                            ------------------------------------
                                                       C. Boyd Clarke
                                                  Chairman, President and
                                                   Chief Executive Officer

                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Boyd Clarke and Fred Kurland, or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                     SIGNATURE                                                  TITLE                              DATE
                     ---------                                                  -----                              ----
               /s/   C. BOYD CLARKE                        Chairman, President, and Chief Executive Officer   March  27, 2001
----------------------------------------------------                (Principal Executive Officer)
                  C. Boyd Clarke

                /s/   FRED KURLAND                                    Senior Vice President and               March  27, 2001
----------------------------------------------------                  Chief Financial Officer
                   Fred Kurland                              (Principal Financial and Accounting Officer)


           /s/   R. GORDON DOUGLAS, M.D.                                       Director                       March  27, 2001
----------------------------------------------------
           R. Gordon Douglas, Jr., M.D.

           /s/   DENNIS M. FENTON, PH.D.                                       Director                       March  27, 2001
----------------------------------------------------
              Dennis M. Fenton, Ph.D.

          /s/   WAYNE T. HOCKMEYER, PH.D.                                      Director                       March  27, 2001
----------------------------------------------------
             Wayne T. Hockmeyer, Ph.D.

            /s/   PAUL H. KLINGENSTEIN                                         Director                       March  27, 2001
----------------------------------------------------
               Paul H. Klingenstein

              /s/   ALAN C. MENDELSON                                          Director                       March  27, 2001
----------------------------------------------------
                 Alan C. Mendelson

           /s/   J. LEIGHTON READ, M.D.                                        Director                       March  27, 2001
----------------------------------------------------
              J. Leighton Read, M.D.

           /s/   BERNARD ROIZMAN, SC.D.                                        Director                       March  27, 2001
----------------------------------------------------
              Bernard Roizman, Sc.D.

                                     AVIRON

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                          PAGE
                                                                                                                          ----
Report of Ernst & Young LLP, Independent Auditors.......................................................................   F-2
Consolidated Balance Sheets at December 31, 1999 and 2000...............................................................   F-3
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000.................   F-4
Consolidated Statement of Stockholders' Equity (Deficit) for the three years in the period ended December 31, 2000......   F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000.................   F-6
Notes to Consolidated Financial Statements..............................................................................   F-7

                   REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Aviron

    We have audited the accompanying consolidated balance sheets of Aviron as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviron at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 1 to the consolidated financial statements, in 2000 Aviron changed its method of accounting for revenue recognition.

                                     /s/ ERNST & YOUNG LLP

Palo Alto, California
January 25, 2001

                                     AVIRON

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                ASSETS

                                                                                                  DECEMBER 31,
                                                                                            -----------------------
                                                                                               1999          2000
                                                                                            ---------     ---------
CURRENT ASSETS:
   Cash and cash equivalents ...........................................................    $  28,081     $  64,662
   Short-term investments ..............................................................       24,235        67,651
   Accounts receivable .................................................................        3,241        23,288
   Inventory ...........................................................................        2,082         4,264
   Prepaid expenses and other current assets ...........................................        1,009         2,691
                                                                                            ---------     ---------
          Total current assets .........................................................       58,648       162,556
Long-term investments...................................................................           --         4,506
Property and equipment, net ............................................................       25,635        27,707
Intangible assets, net .................................................................           --        48,046
Deposits and other assets ..............................................................        7,411         5,924
                                                                                            ---------     ---------
TOTAL ASSETS ...........................................................................    $  91,694     $ 248,739
                                                                                            =========     =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable ....................................................................    $   3,038     $   5,106
   Accrued compensation ................................................................        1,739         4,978
   Accrued clinical trial costs ........................................................          846         1,974
   Accrued interest ....................................................................        1,438           695
   Accrued expenses and other liabilities ..............................................        6,591         7,654
   Current portion of capital lease obligations ........................................          101             9
   Current portion of long-term obligations ............................................        2,680         5,945
                                                                                            ---------     ---------
          Total current liabilities ....................................................       16,433        26,361
Deferred rent ..........................................................................        2,214         2,095
Deferred revenue .......................................................................           --         9,750
Capital lease obligations, less current portion ........................................            9            --
Long-term obligations, less current portion ............................................      112,657        89,947
Commitments and contingencies ..........................................................
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $0.001 par value;
     5,000,000 shares authorized; issuable in series;
     none outstanding at December 31, 1999 and 2000 ....................................           --            --
   Common stock, $0.001 par value;
     30,000,000 shares authorized as of December 31, 1999 and
     100,000,000 shares authorized as of December 31, 2000;
     16,669,018 and 25,181,051 shares outstanding at December 31, 1999
     and 2000, respectively ............................................................           17            25
   Additional paid-in capital ..........................................................      143,822       394,012
   Notes receivable from stockholders ..................................................          (83)          (50)
   Deferred compensation ...............................................................          (96)           --
   Accumulated deficit .................................................................     (183,279)     (273,401)
                                                                                            ---------     ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...................................................      (39,619)      120,586
                                                                                            ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ...................................    $  91,694     $ 248,739
                                                                                            =========     =========

                             See accompanying notes.

                                     AVIRON

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                        1998         1999          2000
                                                                      --------     --------     ---------
REVENUES:
   Contract revenue and grants ...................................    $    745     $ 22,232     $  32,242
                                                                      --------     --------     ---------
OPERATING EXPENSES:
   Research and development ......................................      46,583       68,212        80,521
   Acquisition of in-process research and development ............          --           --        10,904
   General, administrative and marketing .........................      10,085       13,159        13,849
                                                                      --------     --------     ---------
TOTAL OPERATING EXPENSES .........................................      56,668       81,371       105,274
                                                                      --------     --------     ---------
LOSS FROM OPERATIONS .............................................     (55,923)     (59,139)      (73,032)
OTHER INCOME (EXPENSE):
   Interest income ...............................................       6,003        3,633         6,541
   Interest expense ..............................................      (4,882)      (6,364)      (11,020)
                                                                      --------     --------     ---------
TOTAL OTHER INCOME (EXPENSE), net ................................       1,121       (2,731)       (4,479)
                                                                      --------     --------     ---------
NET LOSS, before cumulative effect of change in
  accounting principle (Note 1) ..................................     (54,802)     (61,870)      (77,511)
Cumulative effect of change in accounting principle ..............          --           --       (12,750)
                                                                      --------     --------     ---------
NET LOSS, after cumulative effect of change in
  accounting principle ...........................................    $(54,802)    $(61,870)    $ (90,261)
                                                                      ========     ========     =========
BASIC AND DILUTED NET LOSS PER SHARE:
   Loss before cumulative effect of change in
      accounting principle .......................................    $  (3.49)    $  (3.90)    $   (3.74)
   Cumulative effect of change in accounting principle ...........          --           --     $   (0.62)
                                                                      --------     --------     ---------
   Loss after cumulative effect of change in
      accounting principle .......................................    $  (3.49)    $  (3.90)    $   (4.36)
                                                                      ========     ========     =========
SHARES USED IN CALCULATION OF BASIC
  AND DILUTED NET LOSS PER SHARE .................................      15,724       15,848        20,715
                                                                      ========     ========     =========

PRO FORMA AMOUNTS, assuming the accounting change
   is applied retroactively:
   Net Loss ......................................................    $(54,802)    $(74,620)    $ (77,511)
                                                                      ========     ========     =========
   Basic and Diluted net loss per share ..........................    $  (3.49)    $  (4.71)    $   (3.74)
                                                                      ========     ========     =========

                             See accompanying notes.

                                     AVIRON

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              NOTES
                                                                            ADDITIONAL      RECEIVABLE
                                                                  COMMON      PAID-IN          FROM        DEFERRED
                                                                   STOCK      CAPITAL      STOCKHOLDERS  COMPENSATION
                                                                  -------   ----------     ------------  ------------
BALANCE AT DECEMBER 31, 1997 ..................................     $16      $ 142,840         $(115)        $(588)
Issuance of 181,578 shares of common stock upon exercise of
  stock options, warrants and purchase of shares through
  employee stock purchase plan, net of repurchase .............      --          1,019            --            --
Deferred compensation recorded relating to grant of
   certain stock options ......................................      --             14            --           (14)
Amortization of deferred compensation .........................      --             --            --           365
Repurchase of 540,711 shares of common stock ..................      --        (13,349)           --            --
Payment of notes receivable ...................................      --             --            32            --
Change in net unrealized loss on available-for-sale
  investments .................................................      --             --            --            --
Net loss ......................................................      --             --            --            --
                                                                    ---      ---------         -----         -----
BALANCE AT DECEMBER 31, 1998 ..................................      16        130,524           (83)         (237)
Issuance of 708,180 shares of common stock in private
   placements, net of offering costs of $73 ...................       1         11,259            --            --
Issuance of 237,495 shares of common stock upon exercise
   of stock options and warrants and purchase of shares
   through employee stock purchase plan .......................      --          1,691            --            --
Stock compensation for options granted to consultants .........      --            348            --            --
Amortization of deferred compensation .........................      --             --            --           141
Change in net unrealized loss on available-for-sale
  investments .................................................      --             --            --            --
Net loss ......................................................      --             --            --            --
                                                                    ---      ---------         -----         -----
BALANCE AT DECEMBER 31, 1999 ..................................      17        143,822           (83)          (96)
Issuance of 4,146,549 shares of common stock in private
   placements, net of offering costs of $254 ..................       4        130,009            --            --
Issuance of 2,200,000 shares of common stock in follow-on
   public offering, net of offering costs of $3,272 ...........       2         46,226            --            --
Issuance of 442,811 shares of common stock upon exercise
   of stock options and warrants, and purchase of shares
   through employee stock purchase plan .......................      --          7,434            --            --
Issuance of warrants in connection with in-process research
   and development, legal settlement, acquisition of domain
   name and intangible assets .................................      --         12,766            --            --
Exchange of convertible notes due 2005 into 1,722,673
   shares of common stock .....................................       2         53,628            --            --
Stock compensation for options granted to consultants .........      --            127            --            --
Amortization of deferred compensation .........................      --             --            --            96
Payment of note receivable ....................................      --             --            33            --
Change in net unrealized gain on available-for-sale
  investments .................................................      --             --            --            --
Net loss ......................................................      --             --            --            --
                                                                    ---      ---------         -----         -----
BALANCE AT DECEMBER 31, 2000 ..................................     $25      $ 394,012         $ (50)        $  --
                                                                    ===      =========         =====         =====


                                                                                        TOTAL
                                                                    ACCUMULATED     STOCKHOLDERS'
                                                                      DEFICIT      EQUITY (DEFICIT)
                                                                    ------------   ----------------
BALANCE AT DECEMBER 31, 1997 ..................................      $ (66,411)        $  75,742
Issuance of 181,578 shares of common stock upon exercise of
  stock options, warrants and purchase of shares through
  employee stock purchase plan, net of repurchase .............             --             1,019
Deferred compensation recorded relating to grant of
   certain stock options ......................................             --                --
Amortization of deferred compensation .........................             --               365
Repurchase of 540,711 shares of common stock ..................             --           (13,349)
Payment of notes receivable ...................................             --                32
Change in net unrealized loss on available-for-sale
  investments .................................................            (41)              (41)
Net loss ......................................................        (54,802)          (54,802)
                                                                     ---------         ---------
BALANCE AT DECEMBER 31, 1998 ..................................       (121,254)            8,966
Issuance of 708,180 shares of common stock in private
   placements, net of offering costs of $73 ...................             --            11,260
Issuance of 237,495 shares of common stock upon exercise
   of stock options and warrants and purchase of shares
   through employee stock purchase plan .......................             --             1,691
Stock compensation for options granted to consultants .........             --               348
Amortization of deferred compensation .........................             --               141
Change in net unrealized loss on available-for-sale
  investments .................................................           (155)             (155)
Net loss ......................................................        (61,870)          (61,870)
                                                                     ---------         ---------
BALANCE AT DECEMBER 31, 1999 ..................................       (183,279)          (39,619)
Issuance of 4,146,549 shares of common stock in private
   placements, net of offering costs of $254 ..................             --           130,013
Issuance of 2,200,000 shares of common stock in follow-on
   public offering, net of offering costs of $3,272 ...........             --            46,228
Issuance of 442,811 shares of common stock upon exercise
   of stock options and warrants, and purchase of shares
   through employee stock purchase plan .......................             --             7,434
Issuance of warrants in connection with in-process research
   and development, legal settlement, acquisition of domain
   name and intangible assets .................................             --            12,766
Exchange of convertible notes due 2005 into 1,722,673
   shares of common stock .....................................             --            53,630
Stock compensation for options granted to consultants .........             --               127
Amortization of deferred compensation .........................             --                96
Payment of note receivable ....................................             --                33
Change in net unrealized gain on available-for-sale
  investments .................................................            139               139
Net loss ......................................................        (90,261)          (90,261)
                                                                     ---------         ---------
BALANCE AT DECEMBER 31, 2000 ..................................      $(273,401)        $ 120,586
                                                                     =========         =========


                             See accompanying notes

                                     AVIRON

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                         1998         1999          2000
                                                                      ---------     --------     ---------
Cash flows from operating activities:
Net loss .........................................................    $ (54,802)    $(61,870)    $ (90,261)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization ..................................        3,807        5,511         9,102
  Issuance of warrant for acquisition of in-process
   research and Development ......................................           --           --        10,904
  Cumulative effect of change in accounting principle ............           --           --        12,750
  Charge on exchange of convertible debt into common
     stock .......................................................           --           --         2,662
  Stock compensation for options granted to consultants ..........           --          348           127
  Changes in assets and liabilities:
    Accounts receivable ..........................................           29       (3,241)      (20,047)
    Inventory ....................................................           --       (2,082)       (2,182)
    Prepaid expenses and other current assets ....................         (302)         294        (1,582)
    Deposits and other assets ....................................       (1,179)      (1,678)          735
    Accounts payable .............................................         (844)         246         2,068
    Accrued expenses and other liabilities .......................        3,757        3,024         5,589
    Deferred revenue .............................................           --           --        (3,000)
    Deferred rent ................................................           --        1,098          (119)
                                                                      ---------     --------     ---------
 Net cash used in operating activities ...........................      (49,534)     (58,350)      (73,254)

Cash flows from investing activities:
  Cash expended for intangible assets ............................           --           --       (15,350)
  Purchases of investments .......................................     (105,990)     (43,980)     (516,765)
  Maturities of investments ......................................       99,127       86,284       468,982
  Loan to officer ................................................           --           --          (500)
  Expenditures for property and equipment ........................      (13,958)     (11,914)       (7,949)
                                                                      ---------     --------     ---------
Net cash provided by (used in) investing activities ..............      (20,821)      30,390       (71,582)

Cash flow from financing activities:
  Principal payments on capital lease obligations ................         (445)        (411)         (101)
  Principal payments on debt obligation ..........................           --           --        (2,878)
  Proceeds from issuance of:
    Convertible subordinated debt ................................       96,055           --            --
    Notes payable ................................................           --       15,337           740
    Common stock, net ............................................        1,019       12,951       183,660
  Repurchase of common stock .....................................      (13,349)          --            (4)
                                                                      ---------     --------     ---------
Net cash provided by financing activities ........................       83,280       27,877       181,417
                                                                      ---------     --------     ---------
Net increase (decrease) in cash and cash equivalents .............       12,925          (83)       36,581
Cash and cash equivalents, at beginning of year ..................       15,239       28,164        28,081
                                                                      ---------     --------     ---------
Cash and cash equivalents, at end of year ........................    $  28,164     $ 28,081     $  64,662
                                                                      =========     ========     =========
Supplemental schedule of non-cash financing and
  Investing activities:
  Warrant issued in connection with:
        Intangible and other assets ..............................    $      --     $     --     $   1,550
        Legal settlement .........................................    $      --     $     --     $     313
  Exchange of convertible notes due 2005 into common
    stock ........................................................    $      --     $     --     $  53,630
  Acquisition of intangible assets, net of cash paid
    and warrants issued ..........................................    $      --     $     --     $  34,353
Supplemental disclosures of cash flow information:
  Cash paid for interest .........................................    $   2,999     $  6,364     $   7,600

                             See accompanying notes.

                                     AVIRON

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

    We were incorporated in the State of California in April 1992 and were reincorporated in the State of Delaware in November 1996. The consolidated financial statements include the accounts of Aviron and our wholly-owned subsidiary, Aviron UK Limited. All significant intercompany accounts and transactions have been eliminated.

    We are a biopharmaceutical company focused on the prevention of disease through innovative vaccine technology. We have one operating segment and are currently concentrating our product development and commercialization efforts on our lead product candidate, FluMist, an investigational live virus vaccine delivered as a nasal mist for the prevention of influenza. On December 28, 2000, the United States Food and Drug Administration, or FDA, accepted for review our Biologics License Application, or BLA, for FluMist to prevent influenza in healthy children and healthy adults.

    We anticipate working on a number of other long-term development projects which involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. Therefore, we will need to obtain additional funds from outside sources to continue our research and development activities, fund operating expenses, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

Use of Estimates

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

    Cash, cash equivalents and investments are financial instruments that potentially subject us to concentrations of credit risk. We primarily invest in money market funds, U.S. government obligations, notes of U.S. corporations, certificates of deposit, commercial paper and foreign government securities. By policy, we limit the amount of credit exposure to any one entity or financial institution and to any one type of investment other than securities issued by the U.S. government.

Cash and Cash Equivalents

    We consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents include approximately $26.7 million and $38.8 million in money market funds at December 31, 1999 and 2000, respectively.

Investments

    Our entire investment portfolio is currently classified as available-for-sale and is carried at fair value based on quoted market prices with the unrealized gains and losses included in stockholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method. We have not experienced any significant realized gains or losses on our investments.

Accounts Receivable

    Accounts receivable is comprised principally of amounts receivable from Wyeth in connection with reimbursement of certain expenses associated with the development and commercialization of FluMist, our live cold-adapted virus vaccine. (See Note 3.)

Inventory

    Inventory is comprised principally of sprayer components that will be used in the manufacture of commercial batches of FluMist for sale. Inventory is stated at the lower of cost (FIFO) or market value.

Intangible Assets

    Intangible assets are comprised principally of the costs related to the restructuring of our manufacturing agreement for the manufacturing operation in the United Kingdom, which are being amortized on a straight-line basis over the life of the amended contract manufacturing agreement of approximately 6 years (See Note 4.)

    Accumulated amortization on intangible assets as of December 31, 2000 was $2.2 million.

Property and Equipment

    Property and equipment is stated at cost. Depreciation, which commences once assets are placed in service, is provided on a straight-line basis over the estimated useful lives of the respective assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the term of the leases, which range from 18 months to 20 years.

Revenue Recognition

    Research payments under collaborative arrangements and grants are recognized as revenue based on research expenses incurred as provided for under the terms of the arrangements.

    We previously recognized non-refundable up-front license fees as revenue when received and when all of our significant contractual obligations relating to the fees had been met. Effective January 1, 2000, we changed our method of accounting for non-refundable up-front license fees to recognize such fees over the research and development period of the agreement. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements. The $12.8 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the five-year estimated research and development period of the agreement. During the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $9.8 million, or $0.47 per share, comprised of the $12.8 million cumulative effect of the change as described above ($0.62 per share), net of $3.0 million of the related deferred revenue which was recognized as revenue during 2000 ($0.15 per share). The remainder of the related deferred revenue will be recognized in revenue approximately as follows: $3.0 million per year in 2001 through 2003, inclusive, and $750,000 in 2004. The pro forma amounts presented in the income statement were calculated assuming the accounting change was made retroactive to prior periods.

    Incentive milestone payments received during the research and development phase of collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process because we have no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Aviron, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner.

    Contract revenue for services provided by our animal research facility is recognized when services are provided pursuant to the contract.

    Amounts received in advance are recorded as deferred revenue until the related revenue is recognized.

Stock Compensation

    We account for stock options granted to employees using the intrinsic-value method and thus recognize no compensation expense for options granted with exercise prices equal to the fair value of our common stock on the date of the grant.

Net Loss per Share

    We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, or SFAS 128. SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. In accordance with SFAS 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented separately as, given our net loss position, the result would be anti-dilutive.

    Had we been in a net income position, diluted earnings per share would have been presented separately and would have included the shares used in the computation of basic net loss per share as well as the effect of an additional 3,159,451, 3,485,233 and 2,995,448 shares for the years ended December 31, 1998,
1999 and 2000, respectively, related to the exercise of outstanding options and warrants and the conversion of the convertible subordinated notes into common stock, which shares are not included above. The number of additional shares has been determined using the treasury stock method for options and warrants and the as if converted method for convertible debt.

Reporting Comprehensive Income (Loss)

    Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, or SFAS 130, establishes rules for reporting and display of comprehensive income (loss) and its components. SFAS 130 requires unrealized gains or losses on our available-for-sale investments, which are reported in the stockholders' equity, to be included in the comprehensive income (loss). As such items have not been material, separate presentation has not been included in the Statement of Stockholders' Equity. However, the amounts of the change in net unrealized gain (loss) in available-for-sale investments for the years ended December 31, 1998, 1999 and 2000 approximate ($41,000), ($155,000) and 139,000, respectively.

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, which is required to be adopted in the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. Management does not anticipate that the adoption of SFAS 133 will have a significant adverse effect on the results of our operations or our financial position.

2. LICENSE AGREEMENTS

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

    ARCH had asserted an interpretation of the financial terms of this agreement, relating to the license by us of its EBV technology to SmithKline Beecham Biologicals S.A., or SBB, a division of GlaxoSmithKline, and to our sublicense of certain HSV technology to NeuroVir Therapeutics, Inc., or NeuroVir, formerly known as NeuroVir Research, Inc., both of which would have required us to pay ARCH a portion of any future or past payments, including sublicense fees and milestone payments that we received under the SBB and NeuroVir agreements.

    On May 8, 2000, we entered into a settlement agreement with or ARCH pursuant to which we transferred to ARCH one-half of our ownership interest in Series A preferred shares of NeuroVir, transferred one-half of our ownership interest in a warrant to acquire shares of common stock of NeuroVir at a price of $5.00 Canadian per share that expires on the earlier of May 31, 2003 or the closing of an initial offering of NeuroVir, paid cash of $312,500 and issued a warrant to purchase 14,077 shares of our common stock at an exercise price of $23.00 per share that expires on June 23, 2005. The value of the warrant of our common stock at the date of issuance was determined to be $312,500 using the Black-Scholes option valuation model. The total cost of the settlement was valued at $625,000, which was recognized as an expense in the year ended December 31, 1999 since the settlement was judged to be probable and estimable at that time. In addition, as part of this settlement, we agreed to pay ARCH 25% of milestones earned under our agreement with SBB. During November 2000, we received a milestone of $1.5 million from SBB of which $375,000 was paid to ARCH.

The Mount Sinai School of Medicine

    In 1993, we entered into a technology transfer agreement with The Mount Sinai School of Medicine of the City University of New York, or Mount Sinai, to acquire certain patent rights and technical information in exchange for warrants to purchase common stock. Warrants for the exercise of 26,079 shares at an exercise price of $10 per share remain outstanding at December 31, 2000. These warrants expire in November 2001, if unexercised.

University of Michigan

    In February 1995, we signed a license agreement with the University of Michigan which gives us a worldwide license to the University of Michigan's inventions and discoveries related to a cold-adapted influenza vaccine, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Under the arrangement, we paid the University of Michigan and expensed a $100,000 fee and issued shares of Series B preferred stock (which converted into 264,746 shares of common stock upon the closing of our initial public offering), resulting in a charge to research and development expense of approximately $1,588,000. Upon commercialization of the vaccine product, the license agreement provides that we will pay royalties based on net revenues and will issue a warrant to purchase 1.25% of our then total outstanding common stock at an exercise price equal to $10.00 per share. The warrant will be exercisable for five years after its issuance date.

    On February 16, 2000, we amended our agreement with the University of Michigan to accelerate the issuance of a warrant to the university. As a result of this amendment, we granted the University of Michigan a warrant to purchase 340,000 shares of Aviron common stock at an exercise price of $10.00 per share. The warrant was valued using the Black-Scholes option valuation model and, as the related technology is under development, we recorded a one-time non-cash charge of approximately $10.9 million in the first quarter of 2000. Upon the date of the first commercial sale of FluMist, if we have more than 27.2 million shares of common stock then outstanding, we will issue additional warrants allowing the University of Michigan to purchase 1.25 percent of the excess shares on the same terms. Should we be required to issue additional warrants upon the date of the first commercial sale of FluMist, the warrants would be valued at that time using the Black-Scholes option valuation model, capitalized as a developed technology asset and amortized to expense over the estimated useful life of the FluMist product.

NeuroVir Therapeutics, Inc.

    In July 1996, we licensed certain of our patent rights covering or relating to the use of HSV-2 for treatment of cancer and for gene therapy, but excluding use in vaccines, to NeuroVir, or NeuroVir, formerly NeuroVir Research, Inc. in exchange, we received 114,584 shares of common stock, 802,083 shares of preferred stock and a warrant to purchase 250,000 shares of common stock. This warrant may be exercised at $5.00 (Canadian dollars, or Cdn.) and expires on the earlier of (1) May 31, 2003, or (2) the closing date of the public offering of NeuroVir's common stock with net proceeds of at least an aggregate of $10.0 million (Cdn.) and an issue price of at least $3.50 (Cdn.) per share. As part of our settlement with ARCH, see discussion above, we agreed to transfer to ARCH one-half of our ownership interest in the preferred stock and the warrant to acquire common stock of NeuroVir. Our investment has a carrying value of zero, and we are under no obligation to provide any funding to NeuroVir. As no market exists for NeuroVir's capital stock, it is not practicable to determine the fair value of shares held by us.

3. COLLABORATION AGREEMENTS

    Wyeth Lederle Vaccines

    On January 12, 1999, we announced a worldwide collaboration for the marketing of FluMist with Wyeth Lederle Vaccines, or Wyeth, a business unit of Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, or AHP. This agreement became effective in March 1999.

    Under the agreement, we granted Wyeth exclusive worldwide rights to market FluMist. Wyeth and Aviron will co-promote FluMist in the United States, while Wyeth has the exclusive right to market the product outside the United States. In each case, Wyeth holds the marketing rights for up to eleven years. The collaboration excludes Korea, Australia, New Zealand and certain South Pacific countries. The companies will collaborate on the regulatory, clinical and marketing programs for the product.

    As consideration under the agreement, we received a non-refundable cash payment of $15.0 million for the license that was recognized as revenue during the quarter ended March 31, 1999. In connection with the adoption of SAB 101, we changed our method of accounting for this license fee as of January 1, 2000. (See Note 1-Revenue Recognition.) During the period from March 15 through December 31, 1999, we recorded $6.0 million of revenue in expense reimbursements from Wyeth for a portion of our clinical development and commercialization costs. During 2000, we recorded $30.2 million of revenue under our agreement with Wyeth which is comprised of a $15.5 million milestone related to the acceptance for review by the FDA of our BLA for FluMist on December 28, 2000, the recognition of $3.0 million of revenue under SAB 101, which was included in the cumulative effect adjustment made as of January 1, 2001, and $11.7 million of revenue in expense reimbursements from Wyeth for a portion of our clinical development and commercialization costs.

    In addition, we will receive $20.0 million upon FDA marketing approval for FluMist, and we can also earn an additional $20.0 million in milestone payments for advisory body recommendations and expanded label claims. In addition, we are entitled to receive a $10.0 million payment for submission of a license application in Europe, a $27.5 million payment for the approval of a liquid formulation of FluMist, and up to $50.0 million upon licensure in international regions. Compensation for achieving supply targets, FDA-approved expansions into additional population groups and other improvements to the product is included in the agreement terms and may total up to $67.5 million. The granting of certain rights under the license would trigger additional payments in excess of $140.0 million to us. Consideration for the license also includes a commitment to provide us with up to $40.0 million in financing. As of December 31, 2000, AHP had purchased shares of our common stock valued at $20.0 million. The availability of the remaining $20.0 million is contingent upon regulatory approval of the product. The potential value for the license fees, milestones and financing support that we could receive under the collaboration exceeds $400.0 million.

    Wyeth will distribute FluMist and record all product sales. In addition to the payments mentioned above, if FluMist is approved for marketing, we anticipate that we will earn approximately 40 percent of FluMist product revenues from Wyeth in the form of product transfer payments and royalties. These payments are higher in the United States than internationally. We will incur expenses to supply and co-promote the product. Wyeth will share in the clinical development and commercialization expenses for FluMist. In addition, if Aviron meets joint supply forecasts, Wyeth has agreed to spend $100.0 million for advertising and promotion of FluMist over the first three years of commercialization in the United States. In January 2001, Wyeth paid us $10 million as an advance against future amounts that Wyeth will owe us under our agreement with them to support inventory buildup for 2001.

    CSL Limited

    In June 1998, we and CSL Limited, or CSL, of Victoria, Australia jointly announced that we will collaborate on the development, sale and distribution of FluMist in Australia, New Zealand and some countries in the South Pacific. We and CSL will jointly carry out additional clinical trials in Australia for FluMist. Under the agreement, CSL will sponsor the marketing application with the Therapeutic Goods Administration, Australia's equivalent to the FDA. CSL will have exclusive rights to sell and distribute FluMist in these countries, and we will share profits from these sales. We also will benefit from expansion of CSL's current flu vaccine in pediatric and healthy adult market segments following the approval to market FluMist in the territory. In addition, CSL has agreed, under an option agreement, to grant warrants to us to purchase CSL common stock upon CSL's attainment of certain milestones.

4. MANUFACTURING AGREEMENT

    On July 2, 1999, we extended our collaboration with Celltech Medeva, or Medeva, the international marketing arm of Celltech Group Plc, or Celltech, covering the manufacture of key components of FluMist through December 2005. We paid Medeva $1.0 million as an up-front fee upon execution of the agreement and accrued an additional $1.0 million of such fees as of December 31, 1999. Under the terms of this agreement, we were required to make specified payments to Medeva for reaching certain technological, regulatory and employment milestones, supplying the vaccine components of FluMist, and providing the use of facilities with minimum amounts stipulated for each contract year. These minimum payments include all of the milestone, supply, and facility use payments described above. We recorded expense associated with the Medeva contracts during 1998, 1999, and 2000 in the amounts of $6.6 million, $7.0 million and $5.9 million, respectively.

    During October 2000, Celltech sold its vaccines business, which included our existing FluMist contract manufacturing agreement, to PowderJect Pharmaceuticals Plc, or PowderJect. Also in October 2000, we restructured our contract manufacturing agreement with Evans Vaccines Limited, or Evans, a division of PowderJect. Under the new agreement, which expires in June 2006, responsibility for bulk manufacture of FluMist in the Speke, U.K. facility transferred to Aviron and Evans employees working on FluMist became our employees. We also entered into subleases of the FluMist manufacturing areas on the existing site.

    As consideration for the restructuring of our agreement, we made an initial payment of $15.0 million and will make additional annual payments of $3.9 million over each of the next five years to Evans. As further consideration for the amendment to the agreement, we agreed to make payments totaling $19.0 million, which will be paid over the term of the agreement based on net sales of FluMist. Evans also received warrants to purchase 63,162 shares of our common stock at an exercise price of $47.50 per share. The warrants, which expire annually at the rate of 10,527 shares per year on October 10, 2001 through 2006, were valued at approximately $1.2 million. We have valued the aggregate consideration, including the net present value of the annual payments, at approximately $50.2 million, which we recorded as an intangible asset and will amortize over the approximate 6-year term of the agreement with Evans. We have also recorded $34.0 million of obligations to Evans consisting of the net present value of the annual payments of $3.9 million and the $19.0 million obligation. The $19.0 million obligation has not been discounted because the timing of the related payments is not fixed, but is based on net sales of FluMist.

    In addition, we agreed to make payments during the term of the agreement of $225,000 per year for the use of the Aviron unit in the Evans manufacturing plant, payments up to an aggregate total of $3.0 million for the attainment by Evans of specific milestones and payments for other support services based on the costs of these services incurred. Rent and other support services will be expensed as the costs are incurred, and milestones will be expensed as they become due.

    In October 2000, we agreed to acquire a 25-year lease from Celltech on approximately eight acres of land in Speke, U.K. We intend to utilize an existing 45,000 square foot structure on the property to build a new FluMist manufacturing facility. Under the terms of the Celltech agreement, we will pay Celltech Pound Sterling1.5 million (British Pounds Sterling) and will assume the obligations for the remaining 24 years of the 25-year land lease. The minimum annual lease payments are Pound Sterling333,000 (British Pounds Sterling) per year during the term of the lease.

5. DEVELOPMENT AGREEMENTS

SmithKline Beecham Biologicals S.A.

    In October 1995, we signed an agreement with SBB defining collaboration on our EBV vaccine technology. Under the terms of this agreement, we granted SBB an exclusive license to produce, use and sell non-live EBV vaccines incorporating our technology for prophylactic and therapeutic uses on a worldwide basis, except in Korea. We retained U.S. co-marketing rights to a monovalent EBV vaccine formulation, which will be supplied by SBB. We are entitled to royalties from SBB based on net sales of the non-live EBV vaccine. No assurance can be given, however, that we will receive any future payments from SBB or that SBB will not terminate this agreement.

    We recorded revenue under this agreement during 1997 of $1,477,000. No revenue was recorded under this agreement in 1998 or 1999. In October 2000, we announced that SBB has initiated a Phase 2 clinical trial of our investigational vaccine against Epstein-Barr virus. The initiation of this trial triggered the payment of a milestone by SBB to us in the amount $1.5 million, which was received in November 2000. Under our agreement with ARCH (see Note 2), $375,000 of these funds was forwarded to ARCH. The net amount of this milestone was recognized as revenue during the fourth quarter of 2000.

Sang-A Pharm. Co., Ltd.

In May 1995, we entered into a Development and License Agreement with Sang-A Pharm. Co., Ltd., or Sang-A. We granted to Sang-A certain exclusive clinical development, manufacturing and marketing rights in Korea for specified products developed by us, including vaccines for influenza, cold-adapted and recombinant, EBV, CMV, HSV-2 and RSV on meeting certain conditions. However, we are under no obligation to develop any product. Sang-A also will make payments to us upon Sang-A's meeting certain regulatory milestones for each product in Korea and will pay a royalty to us on net sales of such products in South and North Korea. No assurance can be given, however, that we will receive any future payments from Sang-A or that Sang-A will not terminate our agreement with us. In January 1997, Sang-A declared bankruptcy and continues to operate in receivership. In November 2000, we terminated the portion of the contract relating to FluMist. We are unable to predict what further long-term effect, if any, the bankruptcy will have on Sang-A and on our remaining agreement with Sang-A.


6. INVESTMENTS

    Investments consist of the following (in thousands):

                                                                GROSS        GROSS
                                                              UNREALIZED   UNREALIZED    MARKET
                                                      COST      GAINS        LOSSES       VALUE
                                                     -------  ----------   ----------    -------
      As of December 31, 1999:
        Corporate commercial paper ..............    $ 4,386    $  25         $  --      $ 4,411
        U.S. corporate notes ....................      9,251       --          (139)       9,112
        U.S. corporate bonds ....................      9,385        3           (40)       9,348
        U.S. government agency obligations ......      1,004       --           (13)         991
        Municipal bonds .........................      1,810       --            (9)       1,801
                                                     -------    -----         -----      -------
                                                     $25,836    $  28         $(201)     $25,663
                                                     =======    =====         =====      =======
      As of December 31, 2000:
        Corporate commercial paper ..............     72,894       26           (65)      72,855
        U.S. corporate bonds ....................     23,189       45           (52)      23,182
        U.S. government agency obligations ......      2,000       12            --        2,012
                                                     -------    -----         -----      -------
                                                     $98,083    $  83         $(117)     $98,049
                                                     =======    =====         =====      =======

    Included in the above table are U.S. corporate bonds and commercial paper and U.S. government agency obligations with fair values of $1,428,000 and $25,892,000 at December 31, 1999 and 2000, respectively, which have been classified as cash equivalents in the accompanying balance sheet. All securities had maturities of one year or less except for securities with a market value of $4,506,000 at December 31, 2000, which had maturities no greater than two years.

7. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                  1999      2000
                                                                -------   --------
      Manufacturing equipment.................................  $ 5,978   $  6,551
      Laboratory equipment....................................    5,992      7,780
      Computer equipment......................................    3,113      4,219
      Office equipment........................................    1,070      1,202
      Leasehold improvements..................................   18,930     19,856
      Construction in progress................................      280      3,704
                                                                -------   --------
                                                                 35,363     43,312
      Less accumulated depreciation and amortization..........   (9,728)   (15,605)
                                                                -------   --------
                                                                $25,635   $ 27,707
                                                                =======   ========

    Construction in progress is principally comprised of deposits to initiate the construction of equipment and for work completed on construction projects.

    Depreciation expense on property, plant and equipment for the years ended December 31, 1998, 1999 and 2000 amounted to $3.0 million, $4.8 million, and $5.9 million, respectively.

    As of December 31, 2000, total assets in the amount of $6.2 million with accumulated depreciation of $2.8 million had been pledged as collateral under the terms of a credit facility, with an additional $2.2 million of assets having been pledged in early 2001. (See Note 10.)

8. ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other liabilities consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                          -----------------
                                                           1999       2000
                                                          -------   -------
     Accrued manufacturing............................    $ 3,394   $ 4,394
     Accrued legal expenses...........................        965       502
     Accrued testing services.........................        775       340
     Accrued expense other............................      1,457     2,418
                                                          -------   -------
               Total..................................    $ 6,591   $ 7,654
                                                          =======   =======

9. LEASE ARRANGEMENTS

    We lease certain office, equipment, warehouse, laboratory and manufacturing facilities under capital and operating lease agreements. Several leases include options for renewal or purchase and contain clauses for payment of operating costs, including real estate taxes, utilities, insurance and maintenance. The lease that governs our Mountain View, California facilities, which house our administrative offices and a portion of our laboratory facilities, extends until 2005 and provides the option for renewal for two additional five-year periods. Our Santa Clara, California facility, which contains additional office and laboratory space, is leased for an initial term that expires in 2019 and provides an option to extend for one additional term of seven years. We have also leased additional office space in a second facility in Santa Clara under a lease that expires in 2004 with an option to extend for one additional term of 5 years. Lease terms for our manufacturing facilities in the U.K. and Pennsylvania are described in Note 4. We also sublease a portion of our leased facilities.

    Rent expense for all operating leases charged against earnings for the years ended December 31, 1998, 1999 and 2000 was approximately $3.8 million, $6.0 million and $6.5 million, respectively, which is net of sublease income in the amount of approximately $58,000, $885,000 and $1.9 million for the respective years.

    At December 31, 2000, our aggregate commitments under such arrangements, net of sublease income, are as follows (in thousands):

                                                          CAPITAL
                                                           LEASE      OPERATING
                                                        OBLIGATIONS     LEASE
                                                        -----------   ---------
        Years ending December 31,
          2001.....................................         $ 10       $ 5,552
          2002.....................................           --         5,787
          2003.....................................           --         5,860
          2004.....................................           --         5,885
          2005.....................................           --         3,671
          Thereafter...............................           --        28,084
                                                            ----       -------
                                                              10       $54,839
                                                                       =======
        Less amounts representing interest.........           (1)
                                                            ----
                                                               9
        Less current portion.......................            9
                                                            ----
                                                            $ --
                                                            ====

    In October 1997, we entered into a 7-year operating lease agreement for a facility in Pennsylvania to be used in the manufacturing, packaging and storage of our products. The facility is owned by a contract manufacturer who will provide services to us. The lease includes an option allowing us to extend the lease beyond the initial term. The agreement requires us to pay certain operating costs including a portion of utilities and insurance. The agreement provided for the deferral of 40 percent of the base monthly rental for a 2-year period, which allowed us to defer the payment of an aggregate rental amount of approximately $1.1 million. One-half of this amount was repaid in January 2000, and the remainder is to be repaid in the first quarter of 2001. We are required to deposit and maintain the deferred amount in an escrow account. The agreement also requires the lessor to provide a $1.0 million improvement allowance for construction and improvements to the facility. We will repay $500,000 of the improvement allowance to the lessor through an additional charge per unit of production. The $500,000 is presently deposited in an escrow account. These amounts have been accounted for as deferred rent in the accompanying balance sheet. As of December 31, 1999 and 2000, deferred rent related to this facility amounted to approximately $1.6 million and $1.1 million, respectively.

    In February 1999, we entered into a 20-year lease in Santa Clara, which provides for a stipulated rate of increase in the lease payment. Under Financial Accounting Standard Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, we are accounting for the full lease payments under this lease on a straight-line basis with the differential between the current lease payment and the straight-line rent expense being accounted for as deferred rent in the accompanying balance sheet. As of December 31, 1999 and 2000, deferred rent related to this lease amounted to approximately $570,000 and $1.0 million, respectively.

    In October 2000, we agreed to lease additional space in the United Kingdom for manufacturing operations. (See Note 4.) Since this lease was not fully executed as of December 31, 2000, the table above does not include annual lease payments of 333,000 British Pounds Sterling for the remaining 24-year term of this lease.

10. LONG-TERM OBLIGATIONS

Convertible Debt

    On March 30, 1998, we sold unsecured convertible subordinated notes in the aggregate principal amount of $100.0 million at an interest rate of 5 3/4% due 2005, or the 2005 Notes. Net proceeds to us, after deducting legal and other expenses, were approximately $96.1 million.

    The 2005 Notes are convertible into common stock at any time after 90 days following the original issuance through maturity, unless previously redeemed, at a conversion price of $30.904 per share (equivalent to a conversion rate of approximately 32.3583 shares per $1,000 principal amount of 2005 Notes), which is subject to adjustment in certain events. Interest on the 2005 Notes is paid semi-annually on April 1 and October 1. We can redeem the 2005 Notes on or after April 6, 2001.

    During the fourth quarter of 2000, we exchanged approximately $51.7 million aggregate principal amount of our 2005 Notes for approximately 1.7 million shares of our common stock in a number of privately negotiated transactions. Additional non-cash interest expense related to the exchanges was approximately $2.7 million. The $1.2 million of unamortized debt issue costs related to the 2005 Notes exchanged have been charged to additional paid-in capital. (See Subsequent Events, Note 16.)

    The principal amount of the 2005 Notes outstanding as of December 31, 1999 and 2000 were $100.0 million and $48.3 million, respectively, and their fair market values based on quoted market prices approximated $70.5 million and $106.8 million, respectively.

Credit Facilities

    During 1999, we entered into two new credit facilities that are secured by various assets and require the maintenance of a minimum balance of cash and investments in the amount of $20.0 million. On December 29, 1999, $15.4 million was drawn under these credit facilities and $740,000 was drawn in December 2000. An additional loan of approximately $1.2 million was drawn in January 2001. The loans are being repaid over varying terms ranging from 48 to 72 months in monthly payments (which include principal and interest) ranging from 1.9% to 2.6% of the original principal sum of each advance. One of the credit facilities will have a residual payment of 5% of the original principal amount that will be due at the 73rd month.

    The principal amounts of loans outstanding at December 31, 2000, was approximately $13.2 million, which approximates the fair value of these obligations. These loans bear interest at rates ranging from 11.63% to 13.76% with a weighted-average rate of 12.44%.

    Principal payments during each of the years from 2001 through 2005 are approximately $3.1 million, $3.5 million, $3.7 million, $1.2 million, and $1.5 million, respectively.

Obligations to Evans

    In conjunction with the restructuring of our agreement with Evans (see Note
4), we recorded $34.0 million of obligations to Evans, consisting of the net present value of a stream of annual payments of $3.9 million in each of the next five years and a total obligation of $19 million, which will be paid over the term of the agreement based on net sales of FluMist. The $19.0 million obligation has not been discounted because the timing of the related payments is not fixed, but is based on net sales of FluMist. No payments had been made against these obligations as of December 31, 2000.

11. STOCKHOLDERS' EQUITY

Common Stock

    The number of authorized shares was increased from 30.0 million to 100.0 million shares based on a vote of stockholders at our Annual Meeting on June 1, 2000.

    Certain shares of common stock issued to members of management in 1996 through exercises of stock options are subject to repurchase by us at $0.50 - $2.50 per share. The repurchase rights lapse over time based on the continued employment of the individuals in accordance with vesting provisions specified by the Board of Directors. At December 31, 1999, there were 10,540 shares remaining subject to our right of repurchase. Our repurchase rights expired as of June 30, 2000.

    On January 11, 2000, we received a commitment for up to $48.0 million in equity financing from Acqua Wellington North America Equities Fund, Ltd., or Acqua Wellington, in amounts of up to $4.0 million per month, at our discretion, through January 2001. On June 9, 2000, Acqua Wellington increased its equity financing commitment to $8.0 million per month and increased its total commitment from $48.0 million to $84.0 million through February 2001. The commitment is reduced by the monthly allocation whether we draw on the commitment or not. These funds are available at our discretion at a small discount to the market price of our common stock with the market price to be determined based on the volume weighted average market price for the 18 trading days ending two business days prior to sale. During 2000, we sold a total of 2,475,850 of our common stock to Acqua Wellington for total proceeds of $84.0 million, resulting in an average price per share of $33.93. Of this amount, $8.0 million was outside of the Acqua Wellington financing commitment under the agreement.

    On January 25, 2001, we sold an additional 161,060 shares to Acqua Wellington for total proceeds of $8.0 million, resulting in an average price per share of $49.67. With this purchase, Acqua Wellington has completed their commitment under this agreement.

    During the year ended December 31, 2000, we sold 309,995 shares of common stock to Ridgeway Investment Ltd. for total proceeds of $6.0 million, or $19.36 per share, we sold 910,704 shares of common stock to American Home Products, for total proceeds of $18.7 million, or an average price of $20.53 per share, and we sold 450,000 shares of common stock in a private transaction to Biotech Invest, S.A., an affiliate of Biotech Target, S.A., at a price of $48.00 per share for aggregate proceeds of $21.6 million.

    On April 10, 2000, we sold 2,200,000 shares of our common stock in a follow-on public offering at a price of $22.50 per share. Our aggregate net proceeds from the public offering, after expenses and underwriters' discounts and commissions, were approximately $46.2 million.

Warrants

    Outstanding warrants to purchase common stock are as follows at December 31, 2000:

NUMBER OF SHARES                            EXERCISE PRICE       EXPIRATION
----------------                            --------------    ----------------
    26,079..............................        $10.00         November 2001
   340,000..............................        $10.00         February 2005
     9,398..............................        $53.00          October 2005
    63,162..............................        $47.50          October 2001
                                                               to October 2006

Employee Stock Purchase Plan

    We have adopted an Employee Stock Purchase Plan under which employees can purchase shares of our common stock based on a percentage of their compensation but not greater than 15 percent of their earnings. The purchase price per share must be equal to the lower of 85% of the market value at the beginning or end of the applicable offering period. A total of 350,000 shares of common stock are reserved for issuance under the plan. As of December 31, 2000, 165,633 shares had been issued under the Plan.

Stock Options

    On September 15, 1992, the board of directors adopted the 1992 Stock Option Plan, or the 1992 Plan. In March 1996, we amended and restated the 1992 Plan as the 1996 Equity Incentive Plan, or the 1996 Plan. On June 1, 2000, an amendment of the 1996 Plan was approved by the stockholders to increase the total shares of common stock reserved for future issuance under the 1996 Plan to 4,730,000. The 1996 Plan provides for the grant of incentive and nonstatutory stock options to our employees and consultants and became effective in November 1996 upon the closing of the initial public offering.

    In March 1996, we adopted the 1996 Non-Employee Directors' Stock Option Plan, or the Directors' Plan, under which 200,000 shares of common stock are reserved for issuance pursuant to nonstatutory stock options. The Directors' Plan became effective upon the closing of the initial public offering. On June 1, 2000, an amendment of the Directors' Plan was approved by the stockholders to increase the total shares of common stock reserved for future issuance under the Directors' Plan to 350,000.

    In September 1999, the board of directors adopted the 1999 Non-Officer Equity Incentive Plan, or the 1999 Plan. Under the 1999 Plan, 1,900,000 shares of common stock were reserved for future issuance. The 1999 Plan provides for the grant of nonstatutory stock options, stock bonuses, rights to purchase restricted stock, and stock appreciation rights to our consultants and employees who are not officers or directors. In July 2000, the board of directors approved an amendment to the 1999 Plan to increase the total shares of common stock reserved for future issuance under the 1999 Plan to 3,200,000.

    Our plans had 2,334,210 shares available to grant options to employees, consultants and directors at December 31, 2000. Most of the options granted have 10-year terms.

    The standard vesting schedule provides for vesting of options ratably over 50 months of continued employment. However, during 2000, in order to motivate our employees and align their interests with our stockholders, we granted options for the purchase of a total of approximately 1.7 million shares of common stock at exercise prices ranging from $24.00 to $51.50, the vesting for which is linked to performance goals for FluMist. Of this amount, options for approximately 1.5 million shares remained outstanding at December 31, 2000. Options for approximately 380,000 shares became exercisable upon the acceptance for review by the FDA of our BLA submission on December 28, 2000. Options for approximately 647,000 shares will become exercisable at the earlier of the approval of FluMist for marketing in the United States, or five years from the date of grant. Options for approximately 493,000 will become exercisable when FluMist is approved for marketing in the United States, but only if this event occurs in 2001; otherwise, these options will be canceled. If these options for approximately 493,000 shares become exercisable in 2001, we will incur compensation expense on the date that they become exercisable in an amount equal to the difference between the exercise price of the options and the then current fair market value of our common stock.

    In addition, we have issued non-qualified stock options outside of the above plans.

    A summary of our stock option activity, and related information for the years ended December 31, 1998 through 2000 follows:

                                                           1998                   1999                  2000
                                                 ----------------------   --------------------   ----------------------
                                                              WEIGHTED-              WEIGHTED-                WEIGHTED-
                                                               AVERAGE                AVERAGE                  AVERAGE
                                                               EXERCISE               EXERCISE                 EXERCISE
                                                  OPTIONS       PRICE      OPTIONS     PRICE       OPTIONS      PRICE
                                                 ----------   ---------   ----------  --------   -----------   -------
Outstanding -- beginning of year ..........         885,819     $ 8.87    1,714,535    $19.08      3,284,776    $20.51
Granted ...................................       1,068,717     $24.69    2,017,200    $20.55      2,974,654    $31.98
Exercised .................................        (155,553)    $ 2.80     (198,577)   $ 5.66       (361,716)   $17.79
Forfeited .................................         (84,448)    $13.25     (248,382)   $22.89       (427,345)   $23.24
                                                 ----------               ----------             -----------
Outstanding -- end of year ................       1,714,535     $19.08     3,284,776   $20.51      5,470,369    $26.74
                                                 ==========               ==========             ===========
Weighted-average fair value of options
  Granted during year .....................      $    19.23               $    16.34             $    25.93

    During 1995, our officers exercised options granted outside the Plan for 168,000 shares by signing promissory notes amounting to $310,000 which bear interest at 5.73% subject to our right of repurchase which lapses over fifty months. As of December 31, 2000, $50,000 of the promissory notes was still outstanding. Our rights to repurchase any shares under these agreements expired in June 2000.

    We have recognized deferred compensation for certain options granted in 1997 and 1998. Total deferred compensation of approximately $2.1 million has been amortized over the vesting period of such options on an accelerated basis. A portion of these options vested immediately upon grant. Compensation expense related to these options recorded during the year ended December 31, 2000 was approximately $96,000.

The options outstanding at December 31, 2000 have been segregated for additional disclosure as follows:

                                                                                              OPTIONS EXERCISABLE
                                                  OPTIONS OUTSTANDING                     ----------------------------
                                -------------------------------------------------------      OPTIONS         WEIGHTED-
                                     OPTIONS        WEIGHTED-AVERAGE        WEIGHTED-       CURRENTLY         AVERAGE
                                 OUTSTANDING AT         REMAINING            AVERAGE      EXERCISABLE AT      EXERCISE
RANGE OF EXERCISE PRICES          DEC. 31, 2000     CONTRACTUAL LIFE     EXERCISE PRICE    DEC. 31, 2000       PRICE
------------------------        ----------------   -----------------     --------------   --------------     ---------
    $  0.25 - $10.00                  173,883              5.6               $ 5.54           165,939         $ 5.36
    $ 10.01 - $20.00                  913,406              8.7               $16.64           210,894         $16.77
    $ 20.01 - $30.00                3,021,516              8.5               $24.47         1,054,968         $24.50
    $ 30.01 - $40.00                  633,945              9.1               $31.96           103,565         $31.38
    $ 40.01 - $67.88                  727,619              9.7               $49.35            12,396         $44.47

    We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma net loss and net loss per share information is required by SFAS 123, which also requires that the information be determined as if we have accounted for our employee stock options under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions: risk free interest rates of 4.85% for 1998, 6.65% for 1999, and 5.24% for 2000, respectively; volatility factors of the expected market price of our common stock of 0.80 for 1998, 0.79 for 1999 and 0.82 for 2000; no expected dividends; and a weighted-average expected life of the options of 7.2 years for 1998, 7.9 years for 1999 and 8.3 years for 2000.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and shares issued pursuant to the employee stock purchase plan.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands except for net loss per share information):

                                                      1998       1999        2000
                                                    ---------  ---------   ---------
     Pro forma net loss.........................    $(64,883)  $(72,122)   $(128,466)
     Pro forma net loss per share (basic).......    $  (4.13)  $  (4.55)   $   (6.20)

Share Purchase Rights

    In October 1997, our board of directors adopted a Share Purchase Rights Plan. The Share Purchase Rights Plan provides for the distribution of certain rights to acquire shares of our Series A Junior Participating Preferred Stock, par value $0.001, or the "Rights," as a dividend for each share of common stock held of record as of October 23, 1997. The Rights are triggered and become exercisable upon the occurrence of either (i) the date of a public announcement of the acquisition of 20% or more beneficial ownership of our common stock by a person or group, or an "Acquiring Person", or (ii) ten business days (or such later time as may be set by the board of directors) after a public announcement of a tender or exchange offer for 20% or more beneficial ownership of our common stock by an Acquiring Person. If the Rights are triggered, each Right effectively provides its holder the right to purchase shares of common stock at a 50% discount from the market price at that time, upon payment of an exercise price of $150.00 per Right.

Reserved Shares

    As of December 31, 2000, we have reserved shares of common stock for future issuance as follows:

        Options:
          Outstanding................................  5,470,369
          Available for grant........................  2,334,210
          Employee Stock Purchase Plan...............    184,367
          Warrants...................................    438,639
          Conversion of debt.........................  1,564,198
                                                       ---------
                                                       9,991,783
                                                       =========

12. INCOME TAXES

    As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $262.0 million and $12.9 million, respectively. We also had federal and California research and other tax credit carryforwards of approximately $4.9 million and $2.5 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2007 through 2020, if not utilized. The state of California net operating loss and credit carryforwards will expire at various dates beginning in 2003 through 2005, if not utilized. Utilization of the federal and state net operating loss carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes as of December 31 are as follows (in thousands):

                                                           1999          2000
                                                         --------     ---------
Net operating loss carryforwards ....................    $ 61,300     $  89,800
Research tax credits ................................       6,400         7,400
Capitalized research and development expenses .......       2,900         7,490
Deferred revenue ....................................         800         3,900
Other -- Net ........................................       3,800         5,870
                                                         --------     ---------
Net deferred tax assets .............................      75,200       114,460
Valuation allowance .................................     (75,200)     (114,460)
                                                         --------     ---------
                                                         $     --     $      --
                                                         ========     =========

    Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $24.6 million and $39.3 million during the years ended December 31, 1999 and 2000, respectively.

    Approximately $5.5 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

13. COMMITMENTS

    In August 1998, we announced the signing of a worldwide multi-year supply agreement with Becton Dickinson and Company, or Becton Dickinson, in which Becton Dickinson will supply its AccuSpray(TM) non-invasive nasal spray delivery system for administration of FluMist. Under the agreement, we advanced a total of $2,000,000 to Becton Dickinson for facility expansion of plant capacity, which will be recovered against future payments for sprayers supplied under the agreement. As of December 31, 2000, $1,701,000 of the advance has not been recovered and is included in other assets in the accompanying balance sheet.

    As a result of the execution of the 25-year land lease in Speke, U.K. (discussed in Note 4), we are required to pay Celltech $1.5 million British Pounds Sterling (approximately $2.4 million) for the acquisition of a facility shell on the site. The lease is expected to be signed by the end of the first quarter of 2001.

14. RELATED PARTY TRANSACTIONS

    In 1995, we made unsecured loans to members of senior management totaling $100,000, which bear interest at 7.75% and which were due in April 2000. In 1997, we made two additional unsecured loans to members of senior management totaling $200,000, which bear interest at 7.75% and are due in February and July 2001, respectively. As of December 31, 2000, the unpaid balance was $50,000.

    In January 2000, we made a non-interest-bearing loan to C. Boyd Clarke, our Chairman, President and Chief Executive Officer, in the amount of $500,000. The loan, which is secured by real property, is repayable in equal annual installments over a five-year period.

15. LITIGATION

    On July 8, 1999, a lawsuit entitled Joany Chou v. The University of Chicago, ARCH Development Corp., Bernard Roizman and Aviron, was filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, or Court, by an individual formerly associated with the University of Chicago. On September 30, 1999, this individual filed an amended complaint against the same defendants. This amended complaint appeared to assert claims of inventorship relating to the United States Patent Nos. 5,328,688, 5,795,713, 5,922,328, their foreign counterparts, and potentially other patents and applications; unjust enrichment; fraud; conversion; breach of fiduciary duty; breach of contract and breach of implied contract. The amended complaint seeks, among other things, money damages, an order correcting the inventorship and ownership of the patents referenced above, disgorgement, a constructive trust, possible injunctive and equitable relief, punitive damages, attorneys' fees, costs and interest. All of the claims appear to relate to patent and patent applications for HSV, and none appear to relate to our cold-adapted influenza product or technology or any other pipeline products in research or development. On February 18, 2000, the Court granted our motion to dismiss, thereby dismissing all pending claims made by the plaintiff against Aviron. On April 19, 2000, the plaintiff appealed the Court's ruling. We cannot be sure that we will prevail in the defense of this lawsuit in the event that the plaintiff is successful in reinstating her claims or in bringing in new claims against Aviron.

16. SUBSEQUENT EVENTS (UNAUDITED)

    Since December 31, 2000, we have exchanged approximately $33.5 million aggregate principal amount of our 2005 Notes for approximately 1.1 million shares of our common stock in a number of privately negotiated transactions. Additional non-cash interest expense related to the exchanges was approximately $1.6 million. The $800,000 of unamortized debt issue costs, related to the 2005 Notes exchanged, have been charged to additional paid-in capital. As of February 28, 2001, approximately $14.8 million aggregate principal amount of our 2005 Notes remains outstanding.

    In February 2001, we completed a public offering of 4,000,000 shares of our common stock at $50.00 per share and $200.0 million of 5 1/4% convertible subordinated notes due 2008, or the 2008 Notes. Aggregate net proceeds from this public offering were approximately $382.0 million, after estimated expenses and underwriters' discounts and commissions.

    In February 2001, we have taken an additional loan in the amount of approximately $1.0 million against our available credit facility. As of February 28, 2001, no further amounts are available under that agreement.

                                  EXHIBIT INDEX

ITEM                                  DESCRIPTION
----                                  -----------
   3.1    Bylaws of the Registrant(2).

   3.2    Restated Certificate of Incorporation of the Registrant(2).

   3.3    Certificate of Amendment of Amended and Restated Certificate of
          Incorporation(18).

   4.1    Reference is made to Exhibits 3.1 and 3.2.

   4.2    Specimen Stock Certificate.

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

   4.9    Common Stock Purchase Agreement between the Registrant and Biotech
          Target, S.A., dated as of March 27, 1997(3).

   4.10 Rights Agreement between the Registrant and BankBoston, N.A., dated as of October 8, 1997(5).

   4.11   Common Stock Purchase Agreement between the Registrant and American
          Home Products Corporation, dated as of December 16, 1999(13).

   4.12   Common Stock Purchase Agreement between the Registrant and American
          Home Products Corporation, dated as of December 30, 1999(13).

   4.13   Common Stock Purchase Agreement between the Registrant and American
          Home Products Corporation, dated as of February 3, 2000(13).

   4.14   Warrant for Common Stock, issued to University of Michigan(13).

   4.15   Common Stock Purchase Agreement between the Registrant and American
          Home Products Corporation, dated as of April 5, 2000(15).

   4.16 Registration Rights Agreement dated October 10, 2000, by and between the Company and Evans Vaccines Limited(27).

   4.17   Common Stock Purchase Agreement between the Registrant and Biotech
          Invest, S.A., dated as of October 10, 2000.

   4.18   Warrant for Common Stock, issued to ARCH Development Corporation(17).

   4.19   Warrant for Common Stock, issued to The Proctor and Gamble
          Company(18).

   4.20   Warrants for Common Stock, issued to Evans Vaccines Limited(14).

   4.21   Indenture entered into between Aviron and Marine Midland Bank, as
          Trustee, dated March 15, 1998(28).

ITEM                                  DESCRIPTION
----                                  -----------
   4.22   Indenture entered into between Aviron and HSBC Bank USA as Trustee, dated February 7, 2001.

   4.23   Officer's Certificate pursuant to Section 2.01 of the Subordinated
          Indenture, dated February 7, 2001.

   4.24   Amendment No. 1 to Common Stock Purchase Agreement, dated as of June
          9, 2000, by and between Acqua Wellington North American Equities Fund
          Ltd. and the Company(16).

 +10.1    License Agreement between the Registrant and ARCH Development
          Corporation, dated July 1992(1).

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

  10.4 Stock Transfer Agreement between the Registrant and the Regents of the University of Michigan, dated February 24, 1995(1).

 +10.5    Development and License Agreement between the Registrant and Sang-A
          Pharm. Co., Ltd., dated May 3, 1995(1).

 +10.6 Cooperative Research and Development Agreement between the Registrant and the National Institutes of Health, dated May 30, 1995(1).

 +10.7    Heads of Agreement between the Registrant and SmithKline Beecham
          Biologicals S.A., dated October 8, 1995(1).

  10.8    First Amendment to Facility Reservation Agreement, dated as of August
          1, 2000, by and between Aviron and Packaging Coordinators, Inc.(21).

 *10.9    1996 Equity Incentive Plan, as amended as of June 1, 2000(23).

 *10.10   1996 Non-Employee Directors' Stock Option Plan, as amended as of
          June 1, 2000(24).

 *10.11   1996 Employee Stock Purchase Plan, as amended as of June 4, 1998(4).

  10.12   Industrial Lease between the Registrant and the Vanni Business Park
          General Partnership, dated August 29, 1995(1).

 +10.13   First Amendment to License Agreement between the Registrant and ARCH
          Development Corporation dated March 15, 1996(1).

 +10.14 Biological Materials License Agreement between the Registrant and the National Institutes of Health, dated May 31, 1996(1).

++10.15 Amended and Restated Production Agreement, dated as of August 1, 2000, by and between Aviron and Packaging Coordinators, Inc.(20)(22).

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

  10.17   Facility Reservation Agreement between the Registrant and Packaging
          Coordinators, Inc., dated as of October 31, 1997(6).

 +10.18 Influenza Vaccine Collaboration and License Distributor Agreement between the Registrant and CSL Limited, dated June 19, 1998(7).

 +10.19   Supply Agreement between the Registrant and Becton Dickinson and
          Company dated July 1, 1998(8).

 +10.20   United States License and Co-Promotion Agreement between the
          Registrant and Wyeth Lederle Vaccines dated January 11, 1999(9).

 +10.21 International FluMist(TM) License Agreement between the Registrant and Wyeth dated January 11, 1999(9).

ITEM                                  DESCRIPTION
----                                  -----------
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

  10.27 Loan and Security Agreement by and between the Registrant and Transamerica Business Credit Corporation dated June 23, 1999(11).

  10.28 Master Loan and Security Agreement by and between the Registrant and FINOVA Capital Corporation dated July 23, 1999(12).

 *10.29   Form of Management Continuity Agreement(19).

  10.30 Real Property Lease by and between the Registrant and MELP VII L.P., dated October 12, 1999(13).

 *10.31   Offer Letter, as amended, by and between the Registrant and C. Boyd
          Clarke, dated November 24, 1999(13).

 *10.32   Employment Agreement by and between the Registrant and J. Leighton
          Read, dated December 6, 1999(13).

  10.33   Amendment No. 1 to Stock Transfer Agreement by and between the
          Registrant and The Regents of the University of Michigan, dated
          February 16, 2000(13).

 *10.34 Executive Severance Benefits Agreement by and between the Registrant and Harry Greenberg, dated October 23, 2000.

 *10.35   1999 Non-Officer Equity Incentive Plan, as amended as of July 26, 2000(25).

 *10.36   Stock Option Agreement for C. Boyd Clarke outside the 1996 Equity
          Incentive Plan(26).

++10.38   Agreement for Lease of AVU Premises at Gaskill Road, Speke, dated
          October 11, 2000.

++10.39   Underlease of AVU Premises at Gaskill Road Speke, dated October 11, 2000.

++10.40 Agreement for Lease of AVU Extension Premises at Gaskill Road Speke, dated October 11, 2000.

++10.41   Underlease of AVU Extension Premises at Gaskill Road Speke, dated
          October 11, 2000.

++10.42   Agreement for the Sale and Purchase of Leasehold Property know as Plot 6
          Boulevard Industry Park, Halewood, Merseyside, dated October 10, 2000.

++10.43 Underlease of Plot 6 Boulevard Industry Park Halewood Merseyside, dated February 17, 2000.

++10.44   Master Agreement by and between Powderject Pharmaceuticals Limited,
          Evans Vaccines Limited, the Registrant and Aviron UK, dated
          October 11, 2000.

++10.45 Agreement Relating to the Sharing and Provision of Certain Services, by and between Evans Vaccines Limited and Aviron UK Limited.

ITEM                                  DESCRIPTION
----                                  -----------
++10.46   Transfer Agreement by and between Evans Vaccines Limited and Aviron UK
          Limited, dated October 11, 2000.

++10.47   Amended and Restated Contract Manufacture Agreement by and between
          Evans Vaccines Limited and the Registrant, dated October 11, 2000.

++10.48   Know How Licence Agreement by and between Evans Vaccines Limited and
          Aviron UK Limited, dated October 11, 2000.

  10.49   FluMist(TM) Supply Agreement Amendment, dated January 1, 2001.

++10.50   Amendment Number One (1) to Cooperative Research and Development
          Agreement AI-000062, by and between NIAID and Aviron, dated as of August 3, 1999.

++10.51   Amendment Number Two (2) to Cooperative Research and Development
          Agreement AI-000062, by and between NIAID and Aviron, dated as of June
          12, 2000.

  21.1    Subsidiaries of Aviron.

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

(4) Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-8, File No. 333-58955, filed on July 13, 1998.

(5) Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, File No. 0-20815, dated October 8, 1997 and filed October 10, 1997.

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

(14) Incorporated by reference to Exhibits 4.19 through 4.24 to our Registration Statement on Form S-3, File No. 333-52028, filed December 18, 2000.

(15) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ended March 31, 2000, filed May 15, 2000.

(16) Incorporated by reference to Exhibit 4.1 to our Form 8-K dated June 12,
     2000.

(17) Incorporated by reference to Exhibit 4.17 to our Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ended June 30, 2000, filed August 11, 2000.

(18) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ended September 30, 2000, filed November 14, 2000.

(19) Incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ended June 30, 2000, filed August 11, 2000.

(20) Incorporated by reference to Exhibit 10.31 of our Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ended September 30, 2000, filed November 14, 2000.

(21) Incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q, File No. 0-20815, for the quarter ended September 30, 2000, filed November 14, 2000.

(22) Appendix 5 of this exhibit is incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-3, File No. 333-41649, filed December 5, 1997, as amended.

(23) Incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8, File No. 333-44350, filed August 23, 2000.

(24) Incorporated by reference to Exhibit 99.2 of our Registration Statement on Form S-8, File No. 333-44350, filed August 23, 2000.

(25) Incorporated by reference to Exhibit 99.3 of our Registration Statement on Form S-8, File No. 333-44350, filed August 23, 2000.

(26) Incorporated by reference to Exhibit 99.4 of our Registration Statement on Form S-8, File No. 333-44350, filed August 23, 2000.

(27) Incorporated by reference to Exhibit 4.16 of our Registration Statement on Form S-3/A, File No. 333-45072, filed October 24, 2000.

(28) Incorporated by reference to Exhibit 25.2 to our current report on Form 8-K, File No. 0-20815, filed on February 1, 2001.