Form 10-K/A
period 2000-12-31
AVIRON
filed 2001-04-30
CIK 949173

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                  FORM 10-K/A
                               (Amendment No. 1)
                                ----------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of $46.77 on April 27, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,407,196,070.

     On April 27, 2001, there were outstanding 30,600,493 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

================================================================================

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        C. BOYD CLARKE, age 52, has been our President and Chief Executive Officer since December 1999. He has been a director since December 1999 and our Chairman since January 2001. From 1998 until joining us, Mr. Clarke was Chief Executive Officer and President of U.S. Bioscience, Inc., a biotechnology company. Mr. Clarke served as President and Chief Operating Officer of U.S. Bioscience, Inc. from 1996 to 1998. From 1977 to 1996, Mr. Clarke held a number of positions at Merck & Co., Inc., including being the first president of Pasteur-Merieux MSD, and most recently as Vice President of Merck Vaccines. Mr. Clarke has a B.S. in Biochemistry, and an M.A. in History from the University of Calgary.

        WAYNE T. HOCKMEYER, PH.D., age 56, became a member of our Board of Directors in March 2000. Dr. Hockmeyer founded MedImmune, Inc., a biotechnology company, in April 1988 as President and Chief Executive Officer and was elected to serve on its board of directors in May 1988. He became Chairman of the board of directors of MedImmune, Inc. in May 1993. Dr. Hockmeyer relinquished his position as Chief Executive Officer of MedImmune, Inc. in October 2000 and currently serves as its Chairman. Prior to founding MedImmune, Inc., Dr. Hockmeyer served as a commissioned officer in the United States Army from 1966 to 1986. From 1980 to 1986 he was Chairman of the Department of Immunology at the Walter Reed Army Institute of Research. In 1986, Dr. Hockmeyer joined Praxis Biologics, Inc. as Vice President of Research and Development, and was there until founding MedImmune, Inc. in 1988. Dr. Hockmeyer is a member of the Maryland Economic Development Commission and the Maryland Technology Development Corporation. He is a member of the board of directors of Digene Corporation, Intermune Pharmaceuticals, Inc., GenVec, Inc. and Advanced Pharma, Inc. Dr. Hockmeyer also is a member of the board of directors of the Biotechnology Industry Organization and the Technology Council of Maryland, a member of the Board of Visitors of the University of Maryland Biotechnology Institute and the Board of Advisors of the Institute of Human Virology. Dr. Hockmeyer received a B.S. degree from Purdue University and a Ph.D. from the University of Florida.

        BERNARD ROIZMAN, SC.D., age 72, has been a member of our Board of Directors since 1992. Dr. Roizman has been the Joseph Regenstein Distinguished Service Professor of Virology at the University of Chicago since 1984. He holds B.A. and M.S. degrees from Temple University and an Sc.D. from The Johns Hopkins University. Dr. Roizman is also a member of our Scientific Advisory Board.

        DENNIS M. FENTON, PH.D., age 49, became a member of our Board of Directors in March 2000. In February 2000 Dr. Fenton was appointed Executive Vice President of Amgen, a biotechnology company. From January 1995 to February 2000, Dr. Fenton served as Senior Vice President, Operations of Amgen. From August 1992 to January 1995, Dr. Fenton served as Senior Vice President, Sales and Marketing of Amgen. Dr. Fenton served as Amgen's Vice President, Process Development, Facilities and Manufacturing Services, from 1991 to 1992. Dr. Fenton previously had served as Vice President, Pilot Plant Operations and Clinical Manufacturing, from 1988 to 1991, and as Director, Pilot Plant Operations, from 1985 to 1988. Dr. Fenton received a B.A. from Manhattan College in New York and a Ph.D. in Microbiology from Rutgers University.

        ALAN C. MENDELSON, age 53, has been a member of our Board of Directors since April 2000 and was our Secretary since our inception until April 2000. Mr. Mendelson is a senior partner of Latham & Watkins and has been with the firm since May 2000. Prior to joining Latham & Watkins, Mr. Mendelson was a senior partner at Cooley Godward, LLP, where he had practiced law since 1973. Mr. Mendelson served as Secretary and Acting General Counsel of Amgen, Inc. from April 1990 to April 1991 and as Acting General Counsel of Cadence Design Systems, Inc. from November 1995 to June 1996. Mr. Mendelson serves as the secretary of a number of private and public companies and is a member of the board of directors of Axys Pharmaceuticals, Inc., Valentis, Inc. and US Search.com, Inc. Mr. Mendelson received an A.B. in Political Science from the University of California, Berkeley and a J.D. from Harvard Law School.

        J. LEIGHTON READ, M.D., age 50, founder of Aviron, was our Chairman from 1992 until January 2001, Chief Executive Officer from 1992 until 1999 and Chief Financial Officer from 1992 until 1996. In 1989, he co-founded Affymax N.V. with Dr. Alejandro Zaffaroni, serving initially as its Executive Vice President and Chief Operating Officer and later, from 1990 to 1991, as President of the Pharma Division and as a Managing Director of the parent company. From 1991 to 1993, Dr. Read was a principal with Interhealth Limited, an investment partnership. Prior to 1989, Dr. Read held appointments at the Harvard Medical School and School of Public Health. He has served on the boards of a number of private biotechnology companies and is currently on the board of CV Therapeutics, Inc. and AxyS Pharmaceuticals, Inc., both of which are biotechnology companies. Dr. Read holds a B.S. in Biology and Psychology from Rice University and an M.D. from the University of Texas Health Science Center at San Antonio.

        R. GORDON DOUGLAS, M.D., age 67, became a member of our Board of Directors in August 2000. Dr. Douglas currently serves as a consultant to the Vaccine Research Center at the National Institutes of Health, or NIH. Prior to this role, he served as President of Merck Vaccines from 1991 until 1999. From 1982 to 1990, Dr. Douglas served as Professor of Medicine and Chairman of the Department of Medicine at Cornell University Medical College and Physician-in-Chief at New York Hospital. Between 1970 and 1982, Dr. Douglas held a variety of roles at the University of Rochester School of Medicine. Dr. Douglas is Chairman of the board of directors at VICAL, Inc. and serves on several other boards of directors at biotechnology and non-profit associations focused on infectious diseases, world health, vaccines and pharmaceutical developments. Dr. Douglas holds an A.B. from Princeton University and an M.D. from Cornell University Medical College.

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

        Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Aviron. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

        Based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with, except for the following reports. All directors except for Dr. Read and Mr. Clarke were granted options effective December 31, 2000. However, because the directors granted options did not receive their grant documents until March 2001, they filed Forms 5 in respect of the grants in April 2001. Also, Ms. Olson filed a late report with respect to an option granted to her in February 2000.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

        Since June 1998, each of our non-employee directors has received cash compensation for their services, in addition to being eligible for reimbursement for their expenses incurred in connection with attendance at Board and Committee meetings in accordance with our policy. In March 2000, the Board approved increases in the cash compensation paid to each non-employee director. The retainer was increased from $1,000 per month to $1,250 per month. Compensation paid for each Board meeting attended was increased from $500 to $2,500. Compensation for each Committee meeting attended was increased from $300 to $500. In addition, a non-employee director who participates in a Board or Committee meeting telephonically shall receive compensation in the amount of 50 percent of the applicable meeting fee provided the Board or Committee meeting lasts at least 30 minutes. Should a Committee meeting fall on the same date as a Board meeting, such non-employee director shall receive only the Board meeting attendance stipend of $2,500.

        Each of our non-employee directors also receives stock option grants under the 1996 Non-Employee Directors' Stock Option Plan. The maximum number of shares of common stock that may be issued pursuant to options granted under the Directors' Plan is 350,000. The Directors' Plan is administered by the Board of Directors, unless the Board delegates administration to a Committee comprised of not less than two members of the Board.

        During fiscal year 2000, we granted annual options under the Directors' Plan covering 10,000 shares to both of Mr. Klingenstein and Dr. Roizman, 8,384 shares to both of Drs. Fenton and Hockmeyer, 6,849 shares to Mr. Mendelson and 3,562 shares to Dr. Douglas, all at an exercise price per share of $66.8125, the fair market value of such common stock on the date of grant. The number of shares granted were based on the length of the period in 2000 during which each was a non-employee director. Also during the last fiscal year, we granted initial grants of options covering 20,000 shares to each of Dr. Douglas, Dr. Fenton, Dr. Hockmeyer and Mr. Mendelson. The exercise price per share was the fair market value of such common stock on the date of each grant: $40.5625 for both of Drs. Fenton and Hockmeyer; $24.25 for Mr. Mendelson; and $41.9375 for Dr. Douglas. As of March 31, 2001, options for an aggregate of 6,990 shares of our common stock have been exercised under the Directors' Plan.

COMPENSATION OF EXECUTIVE OFFICERS

                             SUMMARY OF COMPENSATION

        The following table shows for the fiscal years ended December 31, 2000, December 31, 1999, and December 31, 1998, compensation awarded or paid to, or earned by, our Chief Executive Officer and for each of our four most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2000.

                           SUMMARY COMPENSATION TABLE


                                                                                                                 LONG-TERM
                                                                                                                COMPENSATION
                                                                                                                   AWARDS
                                                                          ANNUAL COMPENSATION              ------------------------
                                                            --------------------------------------------   SECURITIES
                                                                                            OTHER ANNUAL   UNDERLYING   ALL OTHER
      NAME AND PRINCIPAL POSITION                            YEAR     SALARY     BONUS (1) COMPENSATION(2)  OPTIONS    COMPENSATION
      ---------------------------                           ------   --------    --------  --------------  ----------  ------------
       C. Boyd Clarke ...................................    2000    $340,000    $450,000    $    966             --    $142,930(3)
         Chairman, President and Chief Executive Officer     1999      24,628          --          --        600,000       5,025(4)
                                                             1998          --          --          --             --          --
       Edward J. Arcuri, Ph.D. ..........................    2000     247,856     112,500         773        125,000
         Senior Vice President, Operations                   1999     111,916      10,000          --             --          --
                                                             1998          --          --          --             --          --
       Harry B. Greenberg, M.D. .........................    2000      56,817      26,676          --        225,000      75,000(5)
         Senior Vice President, Research and                 1999          --          --          --             --          --
         Development, and Chief Scientific Officer           1998          --          --          --             --          --

       Fred Kurland .....................................    2000     252,350     100,960       1,233         75,000
         Senior Vice President and Chief Financial           1999     245,000      20,000       1,032         30,000
         Officer                                             1998     223,955      25,000         283        100,000

       Carol A. Olson ...................................    2000     257,500     115,875         521         75,000
         Senior Vice President, Commercial                   1999     250,000      20,000         354         60,000
         Development                                         1998     143,013      40,000          93        166,617

----------

(1) Represents amounts paid in subsequent year relating to performance during the stated year.

(2) Represents amounts paid for group term life insurance.

(3) Represents payments for Mr. Clarke's expenses in relocating to California. In addition, Mr. Clarke received an interest-free secured loan of $500,000 for purchase of a home in California.

(4) Represents payment of a housing allowance in the amount of $5,025.

(5) Represents a bonus paid to Dr. Greenberg at the time of commencement of his employment.


                        STOCK OPTION GRANTS AND EXERCISES

        The following tables show for the fiscal year ended December 31, 2000, information regarding options granted to, and held at year end by the executive officers listed in the "Summary Compensation Table" above.

                              OPTION GRANTS IN 2000

        The exercise price of each option was equal to the fair value of our common stock as valued by the Board of Directors on the date of grant. The exercise price may be paid in cash, in shares of our common stock valued at fair value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

        The potential realizable value is calculated based on the 10 year term of the option at the time of grant. Stock price appreciation of 5 percent and 10 percent is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable values at 5 percent and 10 percent appreciation are calculated by:

        - multiplying the number of shares of common stock subject to a given option by the exercise price per share;

        - assuming that the aggregate stock value derived from that calculation compounds at the annual 5 percent or 10 percent rate shown in the table until the expiration of the options; and

        - subtracting from that result the aggregate option exercise price.

The shares listed in the following table under "Number of Securities Underlying Options Granted" are subject to vesting. Some of the stock options listed in the table (other than the option held by Dr. Greenberg) vest and become exercisable ratably over 50 months and some, granted in 2000, vest upon achievement of milestones relating to performance goals for FluMist, our investigational intranasal influenza vaccine. A portion of the options vested and became exercisable upon the acceptance for review by the FDA of our BLA submission for FluMist on December 28, 2000. Another portion of the options will vest and become exercisable at the earlier of the approval of FluMist for marketing in the United States, or five years from the date of grant. Other options will become exercisable when FluMist is approved for marketing in the United States, but only if this event occurs in 2001; otherwise these options will be canceled. The option for 225,000 shares held by Dr. Greenberg will vest and become exercisable with respect to 42,000 shares on September 8, 2001, 3,500 shares each month for 38 months thereafter, and 50,000 shares upon the first to occur of (1) the date on which FluMist is approved for marketing in the United States and (2) September 8, 2005.

        Each of the options has a 10 year term, subject to earlier termination if the optionee's service with us ceases. Upon termination of employment following a change of control, the options may vest and become immediately exercisable. Mr. Clarke's options were granted outside our 1996 Equity Incentive Plan. See the section below entitled "Employment Agreements and Change in Control Arrangements" for a description of our agreements with Mr. Clarke and Dr. Greenberg concerning stock options that have been granted to them.

        Percentages shown under "Percent of Total Options Granted in 2000" are based on 2,974,654 options granted to our employees during 2000.


                                                                                                       POTENTIAL REALIZABLE
                                                              INDIVIDUAL GRANTS                          VALUE AT ASSUMED
                                          -------------------------------------------------------        ANNUAL RATES OF
                                          NUMBER OF                                                         STOCK PRICE
                                          SECURITIES      PERCENT OF                                      APPRECIATION FOR
                                          UNDERLYING     TOTAL OPTIONS                                      OPTION TERM
                                           OPTIONS        GRANTED IN     EXERCISE       EXPIRATION   --------------------------
        NAME                               GRANTED           2000         PRICE            DATE          5%             10%
        ----                              ----------     -------------   ---------      ----------   -----------    -----------
        C. Boyd Clarke ............              0               0              --             --             --             --
        Edward J. Arcuri, Ph.D. ...         45,000            1.51%      $  24.000       02/09/10    $   752,502    $ 1,837,957
                                            80,000            2.69%         24.250       04/26/10      1,146,747      2,975,136
        Harry B. Greenberg, M.D. ..        225,000            7.56%         41.875       09/08/10      6,566,708     16,037,304
        Fred Kurland ..............         75,000            2.52%         24.000       02/09/10      1,254,170      3,063,262
        Carol A. Olson ............         75,000            2.52%         24.000       02/09/10      1,254,170      3,063,262


       AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES

        The following table contains the aggregate number of shares of common stock underlying options stock options exercised in the 2000 fiscal year and the number of shares underlying stock options held by each named executive officer as of December 31, 2000. Amounts shown under the column "Value Realized" represent the difference between the market price of the common stock on the exercises date and the option exercise price multiplied by the number of shares acquired upon exercise. Amounts shown under the column "Value of Unexercised In-the-Money Options at December 31, 2000" are based on the closing price of our common stock ($66.8125) on December 29, 2000, as reported on the Nasdaq Stock Market, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares.

                                                                   NUMBER OF SECURITIES
                                  SHARES                          UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                ACQUIRED ON      VALUE                 OPTIONS AT                 IN-THE-MONEY OPTIONS
                                EXERCISE (#)    REALIZED           DECEMBER 31, 2000              AT DECEMBER 31, 2000
                                ------------  -----------      ----------------------------   -----------------------------
NAME                                                           EXERCISABLE    UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
----                                                           -----------    -------------   ------------    -------------
C. Boyd Clarke ............         5,965     $   276,657         114,034         480,001     $ 5,708,542     $24,028,849
Edward J. Arcuri, Ph.D. ...            --              --          45,600         154,400       1,938,968       6,570,216
Harry B. Greenberg, M.D. ..            --              --             720         225,000          47,322       5,610,375
Fred Kurland ..............            --              --         103,900         101,100       4,393,733       4,303,565
Carol A. Olson ............        10,857         436,204         157,940         143,600       6,673,254       6,172,496

            EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

        In December 1999, we entered into an Executive Severance Benefits Agreement with Mr. Clarke, our President and Chief Executive Officer, providing that, in the event Mr. Clarke is terminated without cause, he will receive one year's salary, bonus, health coverage and continued vesting of his stock options for up to one year. In the event Mr. Clarke is terminated following a change in control of Aviron, he will receive two years' salary, bonus, health coverage, full vesting and immediate exercisability of his stock options and other severance payments.

        In December 1999, we entered into a Non-Officer Chairman Employment Agreement with Dr. Read. The terms of this agreement provided for compensation to be paid to Dr. Read in exchange for his continuing services to us as Chairman of our Board of Directors. This compensation included an annual salary of $300,000, provided that Dr. Read devoted at least 20 hours a week to his position as Chairman. Dr. Read also was eligible for the standard benefits package we offer to our employees and the agreement provided for acceleration of the vesting of all his stock options upon a change in control of Aviron. The term of the agreement was December 6, 1999 through December 31, 2000.

        In April 2000, our Board of Directors adopted management continuity agreements for our executive officers and members of senior management, other than Mr. Clarke. These agreements are intended to provide our executive officers and members of senior management with financial security and sufficient income and encouragement to remain with Aviron through a change of control of the company. If within 18 months of a change of control, the individual's employment is terminated, actually or constructively, the agreements will provide: (a) for a lump sum salary payment equal to the sum of (1) the individual's base annual salary rate in effect immediately preceding the date of the change of control, and (2) the individual's target bonus for the fiscal year in which the change of control occurs, (b) that all outstanding stock options for the individual will vest and become immediately exercisable, and (c) that the individual will be entitled (but not obligated) to continue health care coverage for one year and at the individual's own expense for an additional six months. If pursuant to a change of control, the acquiring company does not assume or substitute the individual's outstanding stock options, then the vesting and exercisability of such stock options will accelerate.

        In October 2000, we entered into an Executive Severance Benefits Agreement with Dr. Greenberg, our Senior Vice President, Research and Development, and Chief Scientific Officer, providing that, in the event Dr. Greenberg is terminated without cause, he will receive six months' salary, bonus, health coverage and continued vesting of his stock options for up to six months. In the event Dr. Greenberg is terminated following a change in control of Aviron, he will receive one year's salary, bonus, health coverage and full vesting and immediate exercisability of his stock options.

        "Change of Control" under the management continuity agreements and the agreements with Dr. Greenberg and Mr. Clarke means:

        -       a dissolution or liquidation of Aviron;

        - a sale, lease or other disposition of all or substantially all of our assets;

        - a merger or consolidation in which beneficial ownership of the surviving entity or its parent ceases to be represented by securities of Aviron representing at least sixty percent (60%) of the total voting power of Aviron immediately prior to such transaction;

        - an acquisition by any entity (other than specified affiliated entities) of beneficial ownership, directly or indirectly, of securities of the Company representing at least forty percent (40%) of the combined voting power of the Company's then outstanding securities; or

        - incumbent directors (including directors whose election or nomination was approved by at least 40% of the incumbent directors) cease to constitute at least 40% of the members of our Board of Directors.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                            ON EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

        The Board of Directors maintains a Compensation Committee composed of three non-employee directors. The Committee is responsible for establishing our compensation programs for all employees, including executives. For executive officers, the Committee evaluates performance and determines compensation policies and levels.

COMPENSATION PHILOSOPHY

        The goals of the compensation program are to align compensation with business objectives and performance and to enable us to attract, retain and reward executive officers and other key employees who contribute to our long-term success and to motivate them to enhance long-term stockholder value. Key elements of this philosophy are:

        - We pay competitively with other biotechnology companies with which we compete for talent. To ensure that pay is competitive, we compare our pay practices with these companies and set our pay parameters based on this review.

        - We provide significant equity-based incentives for executives and other key employees to ensure that they are motivated over the long term to respond to our business challenges and opportunities as owners and not just as employees.

        Salary. The Committee annually reviews each executive officer's salary. When reviewing salaries, the Committee considers individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay practices.

        Cash Bonus. We established a bonus plan in January 1998 and the Committee annually reviews each executive officer's bonus, our aggregate bonus pool and the bonus allocations by employee position. Payment of cash bonuses is tied to the accomplishment of specific corporate milestones set at the beginning of the year and to each individual officer's year-end performance review.

        Equity Incentives. Our equity incentive program consists of the 1996 Equity Incentive Plan, the 1999 Non-Officer Equity Incentive Plan and the 1996 Employee Stock Purchase Plan. The option program utilizes vesting periods (generally four years) to encourage key employees to continue in our employ. In 2000, we granted options which vest based on specific performance-based milestones. Through option grants, executives receive significant equity incentives to build long-term stockholder value. Grants are made at 100 percent of fair market value on the date of grant. Executives receive value from these grants only if our common stock appreciates over the long term. The size of option grants is determined based on competitive practices in the biotechnology industry and our philosophy of significantly linking executive compensation with stockholder interests. The Committee believes this approach creates an appropriate focus on longer term objectives and promotes executive retention. The Board granted options to purchase an aggregate of 500,000 shares of our common stock to the executive officers listed in the "Summary Compensation Table" during 2000.

        We established the Employee Stock Purchase Plan both to encourage employees to continue in our employ and to motivate employees through ownership interest in Aviron. Under the Purchase Plan, employees, including officers, may have up to 15 percent of their earnings withheld for purchases of common stock on certain dates specified by the Board. The price of common stock purchased will be equal to 85 percent of the lower of the fair market value of the common stock on the relevant purchase date or commencement date of the relevant offering period. There were 2 offerings during fiscal 2000.

CHIEF EXECUTIVE OFFICER COMPENSATION

        Mr. Clarke's salary during 2000 as President and Chief Executive Officer was $340,000. Following the Committee's review of Aviron's performance against corporate milestones for 2000 and Mr. Clarke's performance during 2000, the Committee awarded Mr. Clarke a 2000 merit bonus of $350,000 and an additional bonus in the amount of $100,000, and increased his salary for 2001 to $450,000. In determining Mr. Clarke's 2001 salary, the Committee took into account (1) the performance of Mr. Clarke and the Company during 2000, (2) the scope of Mr. Clarke's responsibilities, and (3) the Board's confidence in Mr. Clarke to lead the Company towards its corporate milestones for 2001.

FEDERAL TAX CONSIDERATIONS

        Section 162(m) of the Internal Revenue Code limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code.

        The statute containing this law and the applicable Treasury regulations offer a number of transitional exceptions to this deduction limit for pre-existing compensation plans, arrangements and binding contracts. As a result, the Committee believes that at the present time it is quite unlikely that the compensation paid to any executive officer in a taxable year that is subject to the deduction limit will exceed $1 million. Therefore, the Committee has not yet established a policy for determining which forms of incentive compensation awarded to our executive officers shall be designed to qualify as "performance-based compensation." The Committee intends to continue to evaluate the effects of the statute and any applicable Treasury regulations and to comply with Code Section 162(m) in the future to the extent consistent with the best interests of Aviron.

CONCLUSION

        Through the plans described above, a significant portion of our compensation program and Mr. Clarke's compensation are contingent on our performance, and realization of benefits is closely linked to increases in long-term stockholder value. We remain committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives and the volatility of our business may result in highly variable compensation for a particular time period.



Wayne T. Hockmeyer, Ph.D., Compensation Committee Member
Paul H. Klingenstein, Compensation Committee Member
R. Gordon Douglas, M.D., Compensation Committee Member

          Compensation Committee Interlocks and Insider Participation

     During fiscal 2000, the Compensation Committee was initially composed of two non-employee directors: Dr. Jane E. Shaw and Mr. Klingenstein. In April 2000, Dr. Shaw resigned from our Board of Directors and the Board appointed Dr. Hockmeyer to the Compensation Committee. In February 2001, Dr. Douglas was appointed to the Compensation Committee. In April 2001, Mr. Klingenstein resigned from our Board of Directors and Dr. Fenton was appointed to the Compensation Committee.

PERFORMANCE MEASUREMENT COMPARISON

        The following graph shows the total stockholder return of an investment of $100 in cash on November 5, 1996 for:

        -       our common stock;

        -       the Nasdaq Stock Market-U.S. Index; and

        -       the Nasdaq Pharmaceutical Index.

All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year.




                              [PERFORMANCE GRAPH]




                                                      Cumulative Total Return
                                  --------------------------------------------------------------
                                  11/5/96     12/96      12/97      12/98      12/99      12/00
AVIRON                             100.00     93.75      339.06     323.44     197.66     835.16
NASDAQ STOCK MARKET (U.S.)         100.00     106.11     129.96     183.27     340.61     204.98
NASDAQ PHARMACEUTICAL              100.00     101.49     104.88     133.51     250.94     312.13


This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 27, 2001, by:

        - all those known by us to be beneficial owners of more than five percent of our common stock;

        -       each of our current directors and nominees;

        -       each of our executive officers; and

        - all executive officers, current directors and nominees as a group.

        Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 27, 2001 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Percentage of ownership is based on [30,591,904] shares of common stock outstanding on April 27, 2001. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Aviron, 297 North Bernardo Avenue, Mountain View, CA 94043.

                                                                        BENEFICIAL OWNERSHIP
                                                     -------------------------------------------------------
                                                                                NUMBER OF
                                                                                  SHARES
                                                        SHARES ISSUABLE         (INCLUDING
                                                      PURSUANT TO OPTIONS       NUMBER SHOWN
                                                     EXERCISABLE WITHIN 60       IN FIRST         PERCENTAGE
          BENEFICIAL OWNER                           DAYS OF APRIL 18, 2001       COLUMN)          OF TOTAL
          ----------------                           ----------------------     ------------      ----------
        5% STOCKHOLDER
        Biotech Invest, S.A.(1) ....................                 --          3,105,286          10.15%

        DIRECTORS AND EXECUTIVE OFFICERS
        C. Boyd Clarke .............................            174,034            179,999            *
        Edward J. Arcuri, Ph.D. ....................             67,600             67,600            *
        R. Gordon Douglas, Jr. M.D. ................                 --                 --            *
        Dennis M. Fenton, Ph.D. ....................              6,600              6,600            *
        Charlene A. Friedman .......................             33,060             33,549            *
        Harry B. Greenberg, M.D. ...................                720              6,624            *
        Wayne T. Hockmeyer, Ph.D. ..................              6,600              6,600            *
        Fred Kurland ...............................            118,900            121,031            *
        Alan C. Mendelson ..........................              6,600              9,443            *
        Carol A. Olson (2) .........................            180,440            196,311            *
        Rayasam Prasad .............................             46,960             48,242            *
        J. Leighton Read, M.D.(3) ..................            250,000            545,100           1.78%
        Bernard Roizman, Sc.D. .....................             19,000            194,000            *
        All directors and executive officers as a
          group (13 persons) .......................            910,514          1,415,099           4.63%

 * Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.


(1) Biotech Invest, S.A. is located at Swiss Bank Tower Panama 1, Republic of Panama

(2) Includes 500 shares held by Carol A. Olson, custodian for John Gregory Olson (UCAUTMA). Ms. Olson disclaims beneficial ownership of the shares held by the trust.

(3)   Includes 32,000 shares owned by the minor children of Dr. Read.

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

        On January 13, 2000, we entered into a loan agreement with Mr. Clarke for an interest-free secured loan of $500,000 to assist him in purchasing a home in California. The loan is repayable over five years and as of April 18, 2001, the amount outstanding was $500,000.

        On October 12, 2000, we sold 450,000 shares of our common stock in a private transaction to Biotech Invest, S.A., an entity that holds of record or beneficially more than 5% of our common stock, at a price of $48.00 per share for proceeds of $21.6 million. On April 9, 2001, we filed a registration statement registering the offer and resale of those shares by Biotech Invest, S.A.

        Alan Mendelson, a member of our Board of Directors, is a senior partner of the law firm Latham & Watkins, which firm has provided us with general legal representation since November 2000.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (3) EXHIBITS

    See Exhibit Index.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2001.


                                        AVIRON

                                        By:      /s/   C. BOYD CLARKE
                                            ------------------------------------
                                                       C. Boyd Clarke
                                                  Chairman, President and
                                                   Chief Executive Officer

    In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

                     SIGNATURE                                                  TITLE                              DATE
                     ---------                                                  -----                              ----
               /s/   C. BOYD CLARKE                        Chairman, President, and Chief Executive Officer    April 30, 2001
----------------------------------------------------                (Principal Executive Officer)
                  C. Boyd Clarke

                /s/   FRED KURLAND                                    Senior Vice President and                April 30, 2001
----------------------------------------------------                  Chief Financial Officer
                   Fred Kurland                              (Principal Financial and Accounting Officer)


                      *                                                         Director                       April 30, 2001
----------------------------------------------------
           R. Gordon Douglas, Jr., M.D.

                      *                                                         Director                       April 30, 2001
---------------------------------------------------
              Dennis M. Fenton, Ph.D.

                      *                                                         Director                       April 30, 2001
----------------------------------------------------
             Wayne T. Hockmeyer, Ph.D.


                      *                                                         Director                       April 30, 2001
----------------------------------------------------
                 Alan C. Mendelson

                      *                                                         Director                       April 30, 2001
----------------------------------------------------
              J. Leighton Read, M.D.

                      *                                                         Director                       April 30, 2001
----------------------------------------------------
              Bernard Roizman, Sc.D.

           * By: /s/   C. BOYD CLARKE
---------------------------------------------------
                   C. Boyd Clarke
                  Attorney-in-fact


                                  EXHIBIT INDEX

ITEM                                  DESCRIPTION
----                                  -----------
   3.1    Bylaws of the Registrant(1).

   3.2    Amended and Restated Certificate of Incorporation of the Registrant(1).

   3.3    Certificate of Amendment of Amended and Restated Certificate of
          Incorporation(2).

   4.1    Reference is made to Exhibits 3.1 through 3.3.

   4.2    Specimen Stock Certificate.**

   4.3 Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New York(3).

   4.4 Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New York(3).

   4.5 Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New York(3).

   4.6 Warrant for Series A Preferred Stock, issued to The Mount Sinai School of Medicine of the City of New York(3).

   4.7    Warrant for Series C Preferred Stock, issued to Raymond, James &
          Associates(3).

   4.8    Amended and Investors Rights Agreement, dated July 18, 1995, among the
          Registrant and the investors named therein(3).

   4.9    Common Stock Purchase Agreement between the Registrant and Biotech
          Target, S.A., dated as of March 27, 1997(4).

   4.10 Rights Agreement between the Registrant and BankBoston, N.A., dated as of October 8, 1997(5).

   4.11   Common Stock Purchase Agreement between the Registrant and American
          Home Products Corporation, dated as of December 16, 1999(6).

   4.12   Common Stock Purchase Agreement between the Registrant and American
          Home Products Corporation, dated as of December 30, 1999(6).

   4.13   Common Stock Purchase Agreement between the Registrant and American
          Home Products Corporation, dated as of February 3, 2000(6).

   4.14   Warrant for Common Stock, issued to University of Michigan(6).

   4.15   Common Stock Purchase Agreement between the Registrant and American
          Home Products Corporation, dated as of April 5, 2000(7).

   4.16 Registration Rights Agreement dated October 10, 2000, by and between the Company and Evans Vaccines Limited(8).

   4.17   Common Stock Purchase Agreement between the Registrant and Biotech
          Invest, S.A., dated as of October 10, 2000.**

   4.18   Warrant for Common Stock, issued to ARCH Development Corporation(9).

   4.19   Warrant for Common Stock, issued to The Proctor and Gamble
          Company(10).

   4.20   Warrants for Common Stock, issued to Evans Vaccines Limited(11).

   4.21   Indenture entered into between Aviron and Marine Midland Bank, as
          Trustee, dated March 15, 1998(12).

ITEM                                  DESCRIPTION
----                                  -----------
   4.22   Indenture entered into between Aviron and HSBC Bank USA as Trustee, dated February 7, 2001.**

   4.23   Officer's Certificate pursuant to Section 2.01 of the Subordinated
          Indenture, dated February 7, 2001.**

   4.24   Amendment No. 1 to Common Stock Purchase Agreement, dated as of June
          9, 2000, by and between Acqua Wellington North American Equities Fund
          Ltd. and the Company(13).

 +10.1    License Agreement between the Registrant and ARCH Development
          Corporation, dated July 1992(3).

 +10.2    Technology Transfer Agreement between the Registrant and The Mount
          Sinai School of Medicine of the City University of New York, dated
          February 9, 1993(3).

 +10.3    Materials Transfer and Intellectual Property Agreement between the
          Registrant and the Regents of the University of Michigan, dated
          February 24, 1995(3).

  10.4 Stock Transfer Agreement between the Registrant and the Regents of the University of Michigan, dated February 24, 1995(3).

 +10.5    Development and License Agreement between the Registrant and Sang-A
          Pharm. Co., Ltd., dated May 3, 1995(3).

 +10.6 Cooperative Research and Development Agreement between the Registrant and the National Institutes of Health, dated May 30, 1995(3).

 +10.7    Heads of Agreement between the Registrant and SmithKline Beecham
          Biologicals S.A., dated October 8, 1995(14).

  10.8    First Amendment to Facility Reservation Agreement, dated as of August
          1, 2000, by and between Aviron and Packaging Coordinators, Inc.(15).

 *10.9    1996 Equity Incentive Plan, as amended as of June 1, 2000(16).

 *10.10   1996 Non-Employee Directors' Stock Option Plan, as amended as of
          June 1, 2000(17).

 *10.11   1996 Employee Stock Purchase Plan, as amended as of June 4, 1998(18).

  10.12   Industrial Lease between the Registrant and the Vanni Business Park
          General Partnership, dated August 29, 1995(3).

 +10.13   First Amendment to License Agreement between the Registrant and ARCH
          Development Corporation dated March 15, 1996(14).

 +10.14 Biological Materials License Agreement between the Registrant and the National Institutes of Health, dated May 31, 1996(14).

++10.15 Amended and Restated Production Agreement, dated as of August 1, 2000, by and between Aviron and Packaging Coordinators, Inc.(19)(20).

 +10.16   Production Agreement between the Registrant and Packaging
          Coordinators, Inc., dated as of October 31, 1997(21).

  10.17   Facility Reservation Agreement between the Registrant and Packaging
          Coordinators, Inc., dated as of October 31, 1997(21).

 +10.18 Influenza Vaccine Collaboration and License Distributor Agreement between the Registrant and CSL Limited, dated June 19, 1998(22).

 +10.19   Supply Agreement between the Registrant and Becton Dickinson and
          Company dated July 1, 1998(23).

 +10.20   United States License and Co-Promotion Agreement between the
          Registrant and Wyeth Lederle Vaccines dated January 11, 1999(24).

 +10.21 International FluMist(TM) License Agreement between the Registrant and Wyeth dated January 11, 1999(24).

ITEM                                  DESCRIPTION
----                                  -----------
 +10.22   FluMist(TM) Supply Agreement between the Registrant and Wyeth
          Lederle Vaccines dated January 11, 1999(24).

 +10.23   Credit Agreement between the Registrant and American Home Products
          Corporation dated January 11, 1999(24).

 +10.24   Letter Amendment to the Materials Transfer and Intellectual Property
          Agreement between the Registrant and the Regents of the University of Michigan dated February 24, 1999(25).

  10.25   Real Property Lease by and between the Registrant and Spieker
          Properties, L.P. dated February 5, 1999(26).

 +10.26 First Amendment to the Influenza Vaccine Collaboration and License and Distribution Agreement by and between the Registrant and CSL
          Limited, A.C.N. dated June 7, 1999(26).

  10.27 Loan and Security Agreement by and between the Registrant and Transamerica Business Credit Corporation dated June 23, 1999(26).

  10.28 Master Loan and Security Agreement by and between the Registrant and FINOVA Capital Corporation dated July 23, 1999(27).

 *10.29   Form of Management Continuity Agreement(28).

  10.30 Real Property Lease by and between the Registrant and MELP VII L.P., dated October 20, 1999(6).

 *10.31   Offer Letter, as amended, by and between the Registrant and C. Boyd
          Clarke, dated November 22, 1999(6).

 *10.32   Employment Agreement by and between the Registrant and J. Leighton
          Read, dated December 6, 1999(6).

  10.33   Amendment No. 1 to Stock Transfer Agreement by and between the
          Registrant and The Regents of the University of Michigan, dated
          February 16, 2000(6).

 *10.34 Executive Severance Benefits Agreement by and between the Registrant and Harry Greenberg, dated October 23, 2000.**

 *10.35   1999 Non-Officer Equity Incentive Plan, as amended as of July 26, 2000(29).

 *10.36   Stock Option Agreement for C. Boyd Clarke(30).

++10.38   Agreement for Lease of AVU Premises at Gaskill Road, Speke, dated
          October 11, 2000.**

++10.39   Underlease of AVU Premises at Gaskill Road Speke, dated October 11, 2000.**

++10.40 Agreement for Lease of AVU Extension Premises at Gaskill Road Speke, dated October 11, 2000.**

++10.41   Underlease of AVU Extension Premises at Gaskill Road Speke, dated
          October 11, 2000.**

++10.42   Agreement for the Sale and Purchase of Leasehold Property know as Plot 6
          Boulevard Industry Park, Halewood, Merseyside, dated October 10, 2000.**

++10.43 Underlease of Plot 6 Boulevard Industry Park Halewood Merseyside, dated February 17, 2000.**

++10.44   Master Agreement by and between Powderject Pharmaceuticals Limited,
          Evans Vaccines Limited, the Registrant and Aviron UK, dated
          October 11, 2000.**

++10.45 Agreement Relating to the Sharing and Provision of Certain Services, by and between Evans Vaccines Limited and Aviron UK Limited.**

ITEM                                  DESCRIPTION
----                                  -----------
++10.46   Transfer Agreement by and between Evans Vaccines Limited and Aviron UK
          Limited, dated October 11, 2000.**

++10.47   Amended and Restated Contract Manufacture Agreement by and between
          Evans Vaccines Limited and the Registrant, dated October 11, 2000.**

++10.48   Know How Licence Agreement by and between Evans Vaccines Limited and
          Aviron UK Limited, dated October 11, 2000.**

  10.49   FluMist(TM) Supply Agreement Amendment, dated January 1, 2001.**

++10.50   Amendment Number One (1) to Cooperative Research and Development
          Agreement AI-000062, by and between NIAID and Aviron, dated as of August 3, 1999.**

++10.51   Amendment Number Two (2) to Cooperative Research and Development
          Agreement AI-000062, by and between NIAID and Aviron, dated as of June
          12, 2000.**

  21.1    Subsidiaries of Aviron.**

  23.1    Consent of Ernst & Young LLP, Independent Auditors.

  24.1    Power of Attorney. See Signature Page.**

---------------
+    Confidential treatment has been granted for portions of this exhibit.

++   Confidential treatment has been requested for portions of this exhibit.

*    Compensatory Plan or Agreement.

**   Previously filed.

(1) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-20815, filed December 20, 1996.

(2) Incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-20815, filed August 11, 2000.

(3) Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1, File No. 333-05209, filed June 5, 1996.

(4) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-20815, filed May 15, 1997.

(5) Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, File No. 0-20815, filed October 10, 1997.

(6) Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-20815, filed March 8, 2000.

(7) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-20815, filed May 15, 2000.

(8) Incorporated by reference to Exhibit 4.16 to our Registration Statement on Form S-3/A, File No. 333-45072, filed October 24, 2000.

(9) Incorporated by reference to Exhibit 4.17 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-20815, filed August 11, 2000.

(10) Incorporated by reference to Exhibit 4.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-20815, filed November 14, 2000.

(11) Incorporated by reference to Exhibits 4.19 through 4.24 to our Registration Statement on Form S-3, File No. 333-52028, filed December 18, 2000.

(12) Incorporated by reference to Exhibit 4.12 to our Registration Statement on Form S-3/A, File No. 333-41649, filed April 6, 1998.

(13) Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, File No. 0-20815, filed June 12, 2000.

(14) Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1/A, File No 333-05209, filed June 20, 1996.

(15) Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-20815, filed November 14, 2000.

(16) Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-44350, filed August 23, 2000.

(17) Incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8, File No. 333-44350, filed August 23, 2000.

(18) Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-8, File No. 333-58955, filed July 13, 1998.

(19) Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-20815, filed November 14, 2000.

(20) Appendix 5 of this exhibit is incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-3, File No. 333-41649, filed December 5, 1997.

(21) Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-3, File No. 333-41649, filed December 5, 1997.

(22) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-20815, filed August 14, 1998.

(23) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-20815, filed November 16, 1998.

(24) Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended on December 31, 1998, File No. 0-20815, filed March 31, 1999.

(25) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-20815, filed May 13, 1999.

(26) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-20815, filed August 13, 1999.

(27) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 0-20815, filed November 15, 1999.

(28) Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-20815, filed August 11, 2000.

(29) Incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8, File No. 333-44350, filed August 23, 2000.

(30) Incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8, File No. 333-44350, filed August 23, 2000.