Form 10-Q
period 2001-03-31
AVIRON
filed 2001-05-15
CIK 949173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-20815

                                     AVIRON
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                      77-0309686
   (State or other jurisdiction of incorporation or     (I.R.S. Employer Identification No.)
                    organization)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock $.001 par value                  30,602,814 shares
  ----------------------------            ----------------------------
            (Class)                       (Outstanding at May 8, 2001)

                                     AVIRON

                               TABLE OF CONTENTS

                                                                              PAGE NUMBER
                                                                              -----------
  PART I.      FINANCIAL INFORMATION                                                3

     ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
                     (UNAUDITED)                                                    3

               Condensed Consolidated Balance Sheets as of March 31, 2001
                 and December 31, 2000                                              3

               Condensed Consolidated Statements of Operations for the
                 three-month periods ended March 31, 2001 and 2000                  4


               Condensed Consolidated Statements of Cash Flows for the
                 three-month periods ended March 31, 2001 and 2000                  5


               Notes to Condensed Consolidated Financial Statements                 6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                9

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                       13

  PART II.     OTHER INFORMATION                                                   14

     ITEM 1.   LEGAL PROCEEDINGS                                                   14

     ITEM 2.   CHANGES IN SECURITIES                                               14

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     14

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14

     ITEM 5.   OTHER INFORMATION                                                   14

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    15

  SIGNATURES                                                                       16

  EXHIBIT INDEX                                                                    17

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

                                     AVIRON
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    2001            2000
                                                                                  ---------       ---------
                                                                                  (UNAUDITED)      (NOTE 1)
                                     ASSETS
Current Assets:
  Cash and cash equivalents ................................................      $ 343,591       $  64,662
  Short-term investments ...................................................        126,762          67,651
  Accounts receivable ......................................................          6,553          23,288
  Inventory ................................................................          5,492           4,264
  Prepaid expenses and other current assets ................................          4,249           2,691
                                                                                  ---------       ---------
    Total current assets ...................................................        486,647         162,556
Long-term investments ......................................................         53,163           4,506
Property and equipment, net ................................................         30,569          27,707
Intangible assets, net .....................................................         47,698          48,046
Deposits and other assets ..................................................         11,493           5,924
                                                                                  ---------       ---------
TOTAL ASSETS ...............................................................      $ 629,570       $ 248,739
                                                                                  =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .........................................................      $   2,850       $   5,106
  Accrued compensation .....................................................          3,079           4,978
  Accrued clinical trial costs .............................................          1,648           1,974
  Accrued interest .........................................................          1,896             695
  Accrued expenses and other liabilities ...................................          5,750           7,654
  Current portion of capital lease obligations .............................              4               9
  Current portion of long-term obligations .................................          6,627           5,945
  Deferred revenue .........................................................         10,000              --
                                                                                  ---------       ---------
    Total current liabilities ..............................................         31,854          26,361
Deferred rent ..............................................................          1,628           2,095
Deferred revenue ...........................................................          9,000           9,750
Long-term obligations, less current portion ................................        257,426          89,947
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized, issuable in series; none outstanding at March 31, 2001
    and December 31, 2000 ..................................................             --              --
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 30,574,137 and 25,181,051 shares issued and outstanding
    at March 31, 2001 and December 31, 2000, respectively ..................             31              25
  Additional paid-in capital ...............................................        630,169         394,012
  Notes receivable from stockholders .......................................            (50)            (50)
  Accumulated deficit ......................................................       (300,488)       (273,401)
                                                                                  ---------       ---------
Total stockholders' equity .................................................        329,662         120,586
                                                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................      $ 629,570       $ 248,739
                                                                                  =========       =========



                             See accompanying notes.

                                     AVIRON
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          -----------------------
                                                             2001          2000
                                                          --------       --------
REVENUES:
   Contract revenues and grants ....................      $  3,215       $  3,407
                                                          --------       --------

OPERATING EXPENSES:
  Research and development .........................        28,094         17,594
  Acquisition of in-process research
      and development ..............................            --         10,904
  General, administrative and marketing ............         4,473          2,568
                                                          --------       --------

TOTAL OPERATING EXPENSE ............................        32,567         31,066
                                                          --------       --------

LOSS FROM OPERATIONS ...............................       (29,352)       (27,659)
                                                          --------       --------

OTHER INCOME (EXPENSE):
  Interest income ..................................         5,247            722
  Interest expense .................................        (4,393)        (2,088)
                                                          --------       --------
      Net interest income (expense) ................           854         (1,366)
  Gain on investment ...............................         1,032             --
                                                          --------       --------
TOTAL OTHER INCOME (EXPENSE), net ..................         1,886         (1,366)
                                                          --------       --------

NET LOSS, before cumulative effect of change in
 accounting principle ..............................       (27,466)       (29,025)
Cumulative effect of change in accounting
 principle ..........................................           --        (12,750)
                                                          --------       --------
NET LOSS, after cumulative effect of change in
 accounting principle ..............................      $(27,466)      $(41,775)
                                                          ========       ========
BASIC AND DILUTED NET LOSS PER SHARE
 Net loss, before cumulative effect of change
   in accounting principle .........................      $  (0.96)      $  (1.70)
 Cumulative effect of change in accounting
   principle .......................................            --          (0.74)
                                                          --------       --------
 Net loss, after cumulative effect of change
   in accounting principle .........................      $  (0.96)      $  (2.44)
                                                          ========       ========
Shares used in computing basic and
  diluted net loss per share .......................        28,504         17,095
                                                          ========       ========



                             See accompanying notes.

                                     AVIRON
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              -------------------------
                                                                                 2001            2000
                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................................      $ (27,466)      $ (41,775)

Adjustment to reconcile net loss to net cash used
  in operating activities:
       Depreciation and amortization of property
         and equipment .................................................          1,614           1,352
       Amortization of intangible assets ...............................          2,184              --
       Other amortization ..............................................            296             141
       Accretion of interest on long-term obligation ...................            323              --
       Issuance of warrant for acquisition of in-process
         research and development ......................................             --          10,904
       Cumulative effect of change in accounting principle .............             --          12,750
       Charge on exchange of convertible debt into common
         stock .........................................................          1,599              --
       Stock compensation for options granted to consultants ...........             36              --
       Gain on investment ..............................................         (1,032)             --
Changes in assets and liabilities:
       Accounts receivable .............................................         16,864           2,040
       Inventory .......................................................         (1,228)             --
       Prepaid expenses and other current assets .......................         (1,558)           (651)
       Deposits and other assets .......................................             71             272
       Accounts payable ................................................         (2,256)         (1,769)
       Accrued expenses and other liabilities ..........................         (2,339)             45
       Deferred revenue ................................................          9,250            (750)
       Deferred rent ...................................................           (467)           (449)
                                                                              ---------       ---------
Net cash used in operating activities ..................................         (4,109)        (17,890)
                                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments ........................................       (144,268)        (27,306)
       Maturities of investments .......................................         37,912          31,869
       Loan to officer .................................................           (150)           (500)
       Expenditures for property and equipment .........................         (4,475)           (512)
                                                                              ---------       ---------
Net cash provided by (used in) investing activities ....................       (110,981)          3,551
                                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term obligations ........................           (826)           (680)
    Proceeds from issuance of:
       Notes payable ...................................................          2,213              --
       Convertible debt, net ...........................................        193,283              --
       Common stock, net ...............................................        199,349          20,228
                                                                              ---------       ---------
Net cash provided by financing activities ..............................        394,019          19,548
                                                                              ---------       ---------

Net increase in cash and cash equivalents ..............................        278,929           5,209

CASH AND CASH EQUIVALENTS, at beginning of period ......................         64,662          28,081
                                                                              ---------       ---------
CASH AND CASH EQUIVALENTS, at end of period ............................      $ 343,591       $  33,290
                                                                              =========       =========

Supplement schedule of non-cash financing and investing activities:
 Warrant issued in connection with intangible assets ...................      $   1,836       $      --
 Exchange of convertible notes due 2005 into common stock ..............      $  35,742       $      --



                             See accompanying notes.

                                     AVIRON
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

   1.   Summary of Significant Accounting Policies

   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The condensed consolidated financial statements include the accounts of Aviron and its wholly owned subsidiary, Aviron UK Limited. All significant inter-company accounts and transactions have been eliminated.

The financial information as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 2000 is derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000. The results of our operations for any interim period are not necessarily indicative of the results of our operations for a full fiscal year.

   Comprehensive Income (Loss)

Comprehensive income (loss) is not presented separately as it approximates the net loss presented in the statement of operations for the three-month periods ended March 31, 2001 and 2000.

   Net Loss Per Share

We calculate net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, or SFAS 128. SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share has not been presented separately as, given our net loss position, the result would be anti-dilutive.

    New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, which was required to be adopted as of January 1, 2001. The adoption of SFAS 133 did not have a significant effect on the results of operations or the financial position of Aviron.

   Change in Accounting Principle

Effective January 1, 2000, we changed our method of accounting for non-refundable up-front license fees to recognize such fees over the research and development period of the agreements. We believe the change in accounting principle is preferable based on guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. Previously, in the first quarter of 1999, we had recognized as revenue the $15.0 million up-front payment we received from Wyeth Lederle Vaccines, or Wyeth, a business unit of American Home Products Corporation, or AHP, under our collaboration agreement for FLUMIST(TM). In accordance with SAB 101, this $15.0 million up-front license fee has been deferred and is now being recognized as revenue over the five-year estimated development period of FluMist. FluMist is Aviron's investigational intranasal influenza vaccine.

The results for the first quarter of 2000 reflect a charge for the $12.8 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, and an adjustment to previously reported contract revenues to reflect revenue recognition of $750,000 for the first quarter. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the five-year estimated development period of FluMist.


    2.   Changes in Long-term Obligations During the Quarter Ended
         March 31, 2001

    Convertible Debt

During the first quarter of 2001, we exchanged approximately $33.5 million aggregate principal amount of our 5 3/4% convertible subordinated notes due in 2005, or the 2005 Notes, for approximately 1.1 million shares of our common stock in a number of privately negotiated transactions. Additional non-cash interest expense related to these exchanges was approximately $1.6 million. Approximately $801,000 of unamortized debt issue costs related to the 2005 Notes exchanged have been charged to additional paid-in capital. As of March 31, 2001, approximately $14.8 million aggregate principal amount of our 2005 Notes remains outstanding.

In February 2001, we completed a public offering of $200.0 million aggregate principal amount of 5 1/4% convertible subordinated notes due in 2008, or the 2008 Notes. Net proceeds to us were approximately $193.3 million, after deducting estimated expenses and underwriters' discounts and commissions. The 2008 Notes are convertible into common stock at any time after the original issuance through maturity, unless previously redeemed or repurchased, at a conversion price of $62.50 per share. Interest on the 2008 Notes is paid semi-annually in arrears in February and August. We can redeem the 2008 Notes on or after February 5, 2004.

    Credit Facilities

During the first quarter of 2001, we obtained additional loans in the amount of approximately $2.2 million against our available credit facility. As of February 28, 2001, no further amounts are available under that agreement.


   3.   Equity Financing Transactions During the Quarter Ended March 31, 2001

On January 25, 2001, we sold 161,060 shares to Acqua Wellington North America Equity Funds Ltd., or Acqua Wellington, for total proceeds of $8.0 million, resulting in an average price per share of $49.67. This price was based on the volume weighted average market price for the 18-day trading period ending on January 23, 2001. With this purchase, Acqua Wellington has completed their financing commitment.

In February 2001, we completed a public offering of 4,000,000 shares of our common stock at $50.00 per share concurrent with our debt offering of the 2008 Notes. Aggregate net proceeds from this public equity offering were approximately $189.2 million, after deducting estimated expenses and underwriters' discounts and commissions.


    4.  Warrants

We have licensed certain technology related to our FluMist product from the University of Michigan in exchange for consideration including warrants to the University to purchase our common stock.

In February 2000, we amended our stock transfer agreement with the University of Michigan to accelerate the issuance of a warrant to the University. As a result of this amendment, we granted the University a warrant to purchase 340,000 shares of Aviron common stock at an exercise price of $10.00 per share. The warrant was valued using the Black-Scholes option valuation model and, as the related FluMist technology was under development, we recorded a one-time non-cash charge of approximately $10.9 million in the first quarter of 2000.

In March 2001, we further amended our stock transfer agreement with the University of Michigan to accelerate the issuance of a warrant to the University. As a result of this second amendment, we granted to the University a warrant to purchase 50,000 shares of our common stock at an exercise price of $10.00 per share. This warrant was valued at approximately $1.8 million using the Black-Scholes option valuation model and, given the present stage of the development of FluMist, has been recorded as an intangible asset and will be amortized over the estimated useful life of the FluMist product.

Upon the date of the first commercial sale of FluMist, if we have more than 31.2 million shares of common stock then outstanding, we will issue additional warrants allowing the University of Michigan to purchase 1.25 percent of the excess shares on the same terms. Should we be required to issue additional warrants upon the date of the first commercial sale of FluMist, the warrants would be valued at that time using the Black-Scholes option valuation model, capitalized as a developed technology asset and amortized to expense over the estimated useful life of the FluMist product.


      5.     Lease Obligation

In October 2000, we agreed to acquire a 25-year lease from Celltech Group Plc., or Celltech, on approximately eight acres of land in Speke, U.K. In March 2001, we completed this transfer. Under the terms of the agreement, we paid Celltech
1.5 million British Pounds Sterling and assumed the obligations for the remaining 24 years of the 25-year land lease. The minimum annual payments are 333,000 British Pounds Sterling during the term of the lease.


      6.    NeuroVir/MediGene

In July 1996, we licensed a portion of our patent rights covering or related to the use of HSV-2 to NeuroVir Therapeutics Inc., or NeuroVir, formerly NeuroVir Research, Inc. In exchange, we received shares of capital stock and warrants to purchase shares of capital stock representing a minority interest in the outstanding equity securities of NeuroVir on a fully diluted basis. Since NeuroVir was a private company, we had not reflected a value to our ownership position in our financial statements.

During the fourth quarter of 2000, NeuroVir agreed to be acquired by MediGene, a German public company. In connection with this merger, we agreed to the exercise of our warrant and the exchange of our ownership interest in NeuroVir for shares of MediGene. As a result of NeuroVir's merger with a public company, which became effective during first quarter of 2001, we recorded a gain on our investment in the amount of approximately $1.0 million, based on the approximate market value of the shares of MediGene that were obtained when the merger was completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, constitute forward-looking statements. These statements, which reflect management's current beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ include, without limitation, the risk that the United States Food and Drug Administration, or FDA, will determine that our manufacturing facilities are not adequate, potential difficulties we may have with our manufacturing process, the risk that we are unable to perform the complex annual update of the FLUMIST(TM) formulation for new influenza strains in a timely manner, our dependence on our partner, Wyeth, for marketing, promotion, sales and distribution activities, the risk that medical advisory bodies, doctors and other health care providers do not recommend FluMist, the risk that the market does not accept FluMist, and the other business risks identified in the "Business Risks" section below and in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000.


OVERVIEW

We are a biopharmaceutical company focused on developing and commercializing innovative vaccine technologies to prevent infectious disease and improve quality of life in the general population. We currently are focusing our efforts on our lead product candidate, FluMist, an investigational live attenuated vaccine delivered as a nasal mist for the prevention of influenza. Our goal is to become a leader in the discovery, development, manufacture and marketing of innovative vaccines that are safe, effective and suitable for widespread use. Our vaccine development programs are based on proprietary genetic engineering technologies and novel, convenient delivery systems.

    FLUMIST(TM)

Influenza is a widespread and potentially devastating disease. Influenza symptoms usually last for approximately one week, resulting in an average of approximately three days of lost work or missed school. The Health Care Financing Administration estimates that the cost of influenza in the United States was $12.0 billion in 1992. The Centers for Disease Control and Prevention, or CDC, estimates that each year approximately 10 to 20 percent of the U.S. population develops influenza, more than 114,000 persons are hospitalized from influenza-related complications and approximately 20,000 people die from the disease. According to the CDC, more than 90 percent of influenza-related deaths occur in people over the age of 64. Children are a major factor in spreading influenza to others, including those at high risk of developing serious complications from the disease. Children under age five are also at higher risk for serious complications.

FluMist, our lead product candidate, has shown a high protection rate against influenza in Phase 3 clinical trials in healthy children and healthy adults and generally has been well tolerated in clinical trials. FluMist recipients were more likely than placebo recipients to report side effects such as sore throat, runny nose and low-grade fever, but the side effects were generally mild and transitory in nature. We are developing and intend to commercialize FluMist primarily in collaboration with our partner, Wyeth Lederle Vaccines, or Wyeth, a business unit of the pharmaceutical division of American Home Products Corporation, or AHP.

We submitted a Biologics License Application, or BLA, for FluMist to the FDA and it is currently under review by the FDA. We are seeking U.S. licensure of FluMist to prevent influenza in healthy children and healthy adults, aged 1 to 64 years.

    FLUMIST(TM)--Liquid Formulation

The current formulation of FluMist requires freezer storage throughout distribution. Because many international markets do not have distribution channels well-suited to the sale of frozen vaccines, we are developing, a second generation refrigerator-stable, or liquid, formulation of FluMist, in conjunction with Wyeth. The liquid formulation is currently in Phase 3 development.

    Other Products in Development

We also have a number of other vaccines in various stages of development:

- A vaccine against Epstein-Barr virus, or EBV, a leading cause of infectious mononucleosis. In November 2000, SmithKline Beecham Biologicals, a division of GlaxoSmithKline, completed enrollment in Europe of a Phase 2 clinical trial of this subunit vaccine to evaluate its safety and immunogenicity in healthy adults.

- A vaccine to prevent cytomegalovirus, or CMV, the leading infectious cause of birth defects in the United States. A clinical trial for this vaccine was begun during the second quarter of 2000.

- A parainfluenza virus type 3, or PIV-3, vaccine to prevent a common cause of croup, a respiratory infection in children. We have completed some initial clinical development work on PIV-3, and further clinical plans are under development.

- We also are using our proprietary technologies to develop new vaccine candidates, including vaccines for herpes simplex virus type 2, or HSV, the virus responsible for genital herpes, and respiratory syncytial virus, or RSV, a virus that causes severe lower respiratory infection in infants and young children.

    Personnel Announcements

On January 8, 2001, we announced the election of C. Boyd Clarke, Aviron president and chief executive officer, as chairman of the board of directors, and on January 24, 2001, we announced the promotion of Rayasam S. Prasad to senior vice president, technical affairs.

    Cumulative Losses

Since our inception in April 1992, we have devoted substantially all of our resources to our research and development programs and the preparation for the potential commercialization of FluMist. To date, we have not generated any revenues from the sale of products and do not expect to generate any revenues from the sale of products until the third quarter of 2001 at the earliest. We have incurred cumulative net losses of approximately $300.5 million as of March 31, 2001. We expect to incur substantial operating losses through 2001 and may incur losses after 2001.

    Business Outlook

We anticipate our operating expenditures will be between $130 and $145 million in 2001. This increase from 2000 operating expenses is due primarily to an increase in the size of our operations in the U.K. and expenses that we expect to incur as we make preparations for a potential commercial launch of FluMist in the U.S. for the 2001-2002 influenza season. This increase includes amortization expense associated with the restructuring of our manufacturing agreements in the U.K. The portion of 2001 operating expenses that is depreciation and amortization is expected to be approximately $17.0 million, compared to $8.1 million for 2000.

As part of preparing for a potential FluMist commercial launch for the 2001-2002 influenza season, we have begun the initial stages of commercial-scale manufacturing of FluMist. To support commercial manufacturing and inventory buildup for a potential FluMist product launch during the 2001-2002 influenza season, Wyeth paid us $10.0 million in January 2001 as an advance against future amounts that Wyeth will owe us under our agreement.

Our outlook for operating expenses in 2001 does not include a one-time non-cash charge associated with the vesting of employee stock options in the event of a 2001 approval by the FDA for marketing of FluMist.

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

    Business Risks

The most significant risks we currently face are those related to the development and commercialization of FluMist, including without limitation risks associated with the outcome and timing of regulatory approval, such as the risk that regulatory agencies will determine that our license applications for FluMist are incomplete or inadequate to approve the product for marketing to one or more target populations. All of our potential near-term revenues are dependent on the commercialization of FluMist. Because of the seasonality of influenza, FluMist must be available for sale in the third or fourth quarter of each year for us to achieve revenues for that season. Delay in availability of FluMist in the initial year of commercialization, or in subsequent years, could cause us to lose revenues for an entire influenza season and require us to raise additional capital to cover the costs of additional research and development, manufacturing and ongoing fixed costs. In addition, we may incur significant losses as a result of our decision to begin manufacturing FluMist at commercial scale for use in the 2001-2002 influenza season before receipt of marketing approval from the FDA. For other important risks that we face, see also section entitled "Business Risks" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

This Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. When used herein, the words "expects," "anticipates," "estimates," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from the results discussed in these forward-looking statements.



RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

The results for the first quarter of 2000 reflect the implementation of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, as of January 1, 2000.

    Revenues

Revenues in the 2001 first quarter totaled $3.2 million, compared to $3.4 million for the first quarter of 2000. Revenues during the first quarters of 2000 and 2001 were comprised principally of revenue from Wyeth related to the clinical development and commercialization of FluMist, under the terms of our agreement.

    Operating Expenses

Operating expenses in the 2001 first quarter totaled $32.6 million, compared to $31.1 million for the first quarter of 2000. Research and development costs increased to $28.1 million in the 2001 first quarter from $17.6 million in the first quarter of 2000. The increase in research and development costs was due primarily to increases in development activities, clinical trials and commercial scale-up expenses associated with FluMist. The first quarter of 2000 also included a one-time non-cash charge for the acquisition of in-process research and development in the amount of $10.9 million due to the February 2000 amendment of our stock transfer agreement with the University of Michigan to accelerate the issuance of a warrant to the University. General, administrative and marketing costs increased to $4.5 million in the 2001 first quarter from $2.6 million in the 2000 first quarter. The increase was due to significant growth in infrastructure and other costs to support preparations for a potential commercial launch of FluMist in 2001.

    Net Interest Income (Expense)

Net interest increased to net interest income of approximately $854,000 for the three-month period ended March 31, 2001, as compared to net interest expense of $1.4 million for the three-month period ended March 31, 2000.

Interest income increased to $5.2 million for the three-month period ended March 31, 2001, as compared to approximately $722,000 for the three-month period ended March 31, 2000, as a result of the increase in the average balances of cash, cash equivalents and investments due to the receipt of funds from financings during 2000 and early 2001, which was partially offset by the usage of funds for operating and capital purposes.

Interest expense for the three-month period ended March 31, 2001 was $4.4 million, as compared to $2.1 million for the three-month period ended March 31, 2000. The increase in interest expense reflects $1.5 million of interest costs associated with the $200.0 million of convertible debt issued in February 2001, a one-time non-cash interest charge of approximately $1.6 million related to exchanges during the quarter of approximately $33.5 million aggregate principal amount of our 5 3/4% convertible subordinated notes, approximately $323,000 of interest accretion associated with our obligation to Evans Vaccines Ltd., and a decrease in interest expense of $1.1 million on the 2005 Notes due to the exchanges into common stock in late 2000 and early 2001.

During the first quarter of 2001, we recorded a gain on our investment in NeuroVir Therapeutics Inc., or NeuroVir, in the amount of approximately $1.0 million, due to the merger of NeuroVir with MediGene, a German public company.


LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-and long-term investments at March 31, 2001 of approximately $523.5 million. In order to preserve principal and maintain liquidity, our funds are invested primarily in United States Treasury and agency obligations, highly rated corporate obligations and other liquid investments.

On February 7, 2001, we completed a public offering of 4,000,000 shares of our common stock at $50.00 per share and a concurrent public offering of $200.0 million of 5 1/4% convertible subordinated notes due 2008, or the 2008 Notes. The 2008 Notes are convertible into common stock at any time after the original issuance through maturity, unless previously redeemed or repurchased, at a conversion price of $62.50 per share. The sale of the securities under the concurrent common stock and debt offerings resulted in net proceeds to the company of approximately $382.5 million, after deducting estimated expenses and underwriters' discounts and commissions.

During the quarter ended March 31, 2001, we also generated $8.0 million through the sale of common stock in a private transaction and received proceeds of approximately $2.2 million from loans under existing credit facilities.

During the first quarter of 2001, $4.1 million of cash was used in operations, as compared to $17.9 million during the first quarter of 2000. The decrease in cash used in operating activities was primarily due to receipt in January 2001 of a $15.5 million milestone in connection with the acceptance of our BLA for review by the FDA and a $10.0 million advance from Wyeth to support inventory buildup for 2001. As indicated in "Business Outlook" above, we anticipate that the amount of cash used in operating activities will increase in 2001 over that used in 2000 due to the scale-up of our operating expenditures in connection with the preparations for the potential commercialization of FluMist.

Cash expended for capital additions was approximately $4.5 million during the first quarter of 2001, as compared to approximately $512,000 during the first quarter of 2000. Capital expenditures increased in 2001 primarily due to the completion of our acquisition of a lease in Speke, U.K. and expenditures for equipment for our Pennsylvania facility. Principal payments under capital lease arrangements and long-term debt were approximately $826,000 during the first quarter of 2001, as compared to approximately $680,000 for the first quarter of 2000. The increase is due to additional loan financing undertaken in 2000 and early 2001.

As indicated in "Business Outlook" above, we expect our capital expenditures during 2001 to range between $30 and $40 million.

During the first quarter of 2001, we exchanged approximately $33.5 million aggregate principal amount of our 5 3/4% convertible subordinated notes due in 2005, or the 2005 Notes, for approximately 1.1 million shares of our common stock in a number of privately negotiated transactions. Additional non-cash interest expense related to these exchanges was approximately $1.6 million. Approximately $801,000 of unamortized debt issue costs related to the 2005 Notes exchanged have been charged to additional paid-in capital. As of March 31, 2001, approximately $14.8 million aggregate principal amount of our 2005 Notes remains outstanding.

We anticipate that our existing cash, cash equivalents and short-term investments, and proceeds from existing collaborations and recent financings will enable us to maintain our current and planned operations through at least 2002. We anticipate using our cash resources for commercialization activities related to FluMist and capital expenditures related to FluMist manufacturing. However, our future cash requirements will depend on numerous factors, including the factors set forth under the caption "Business Risks -- Risks Related to FluMist," which is included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Additionally, due to its seasonal nature, if FluMist is approved for marketing, cash will not be generated from product sales until later in each calendar year or early in the following calendar year. A significant amount of working capital will be required each year to provide for the payment of expenditures associated with the manufacturing of inventory and other operating and capital needs in advance of any product sales. There can be no assurance that, should we require outside funding through additional debt or equity financing, such funds would be available on favorable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through collaborative agreements with others that may require us to relinquish rights to our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves.


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

At March 31, 2001, we had cash and cash equivalents of $343.6 million, with a weighted average interest rate of 5.39 percent per year and short-term investments with a basis of $126.2 million and a fair market value of $126.8 million, with a weighted average interest rate of 5.40 percent per year. We also had long-term investments with a basis of $53.0 million and a fair market value of $53.2 million with a weighted average interest rate of 5.40 percent per year.

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

                                     AVIRON

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On June 30, 1999, the European Patent Office held oral proceedings in an Opposition filed by American Cyanamid against our granted European Patent No. 0490972 relating to methods and compositions of recombinant negative-strand RNA viruses. In April 2001, the European Patent Office issued a written opinion that upholds claims limited to recombinant influenza and denies claims generically encompassing negative-strand RNA viruses. This decision will not affect our cold-adapted influenza product. We intend to appeal the decision insofar as it relates to the denied claims; the appeal will request the Technical Board of Appeals to reverse the decision with respect to the denial of the claims encompassing recombinant negative-strand RNA viruses. There can be no assurance that we will be successful in obtaining claims as originally granted as a result of the appeal. If we do not succeed in the appeal of the claims which encompass negative-strand RNA viruses, in particular non-segmented RNA viruses, it could negatively impact our ability to exclude others from commercializing an RSV or PIV-3 vaccine based on genetically engineered candidates in Europe.

For information regarding Joany Chou v. The University of Chicago, ARCH Development Corp., Bernard Roizman and Aviron, filed on July 8, 1999 in the U.S. District Court for the Northern District of Illinois, see our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000.

ITEM 2.     CHANGES IN SECURITIES

On March 29, 2001, we further amended our stock transfer agreement with the University of Michigan to accelerate the issuance of a warrant to the University. As a result of this second amendment to the agreement, we granted to the University a warrant to purchase 50,000 shares of our common stock at an exercise price of $10.00 per share. Prior to the first commercial sale of any of our products, we are obligated to apply for the registration of the shares issuable upon exercise of the warrant within 180 days of the exercise date, if the University is not able to sell the shares pursuant to Rule 144 of the Securities Act of 1933, as amended. No underwriter or placement agent was involved in the transaction. The issuance of the warrant was made in reliance on
Section 4(2) of the Securities Act of 1933, as amended. The second amendment to the stock transfer agreement is attached as Exhibit 10.52 . The warrant is attached as Exhibit 4.25 .


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  EXHIBITS

                ITEM        DESCRIPTION
                ----        -----------
                 4.22     Indenture entered into between Aviron and HSBC Bank
                          USA as Trustee, dated February 7, 2001(1)

                 4.23     Officer's Certificate pursuant to Section 2.01 of the
                          Subordinated Indenture, dated February 7, 2001(1)

                 4.25     Warrant for Common Stock, issued to University of
                          Michigan.

                10.49     FluMist(TM) Supply Agreement Amendment between the
                          Registrant and American Home Products, dated January
                          1, 2001(1)

                10.52 Amendment No. 2 to Stock Transfer Agreement by and between the Registrant and The Regents of the University of Michigan, dated March 29, 2001

                ----------

                (1) Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-20815, filed March 27, 2001.



                (b) REPORTS ON FORM 8-K

                        During the three months ended March 31, 2001, we filed the following reports on Form 8-K:

                        (i) Current Report on Form 8-K, dated January 4, 2001, disclosing the FDA's acceptance for filing of Aviron's Biologics License Application for FluMist.

                        (ii) Current Report on Form 8-K, dated January 9, 2001, disclosing American Home Products Corporation's agreement to make an advance payment to Aviron of $10.0 million, the election of C. Boyd Clarke as Chairman of Aviron's Board of Directors and planned disclosure in connection with the J.P. Morgan/H&Q 19th
                                Annual Healthcare Conference.

                        (iii) Current Report on Form 8-K, dated February 1, 2001, disclosing results for the fourth quarter 2000 and the completion of a number of private exchanges of outstanding 5 3/4% convertible notes due 2005, and including a Statement of Eligibility of Trustee on Form T-1 under Aviron's subordinated debt securities indenture.

                        (iv) Current Report on Form 8-K, dated February 2, 2001, including a form of Common stock Underwriting Agreement, Debt Underwriting Agreement and Officer's Certificate pursuant to
                                Section 2.01 of the Subordinated Indenture in connection with Aviron's common stock and debt offerings which closed on February 7, 2001.

                                     AVIRON

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


AVIRON

Date:    May 14, 2001                        By:  /s/ C. Boyd Clarke
     -----------------------                     -------------------------------
                                                  C. Boyd Clarke
                                                  Chairman, President and
                                                  Chief Executive Officer

Date:    May 14, 2001                        By:  /s/ Fred Kurland
     ----------------------                      -------------------------------
                                                 Fred Kurland
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


                ITEM             DESCRIPTION
                ----             -----------
                4.22      Indenture entered into between Aviron and HSBC Bank
                          USA as Trustee, dated February 7, 2001(1)

                4.23      Officer's Certificate pursuant to Section 2.01 of the
                          Subordinated Indenture, dated February 7, 2001(1)

                4.25      Warrant for Common Stock, issued to University of
                          Michigan.

                10.49     FluMist Supply Agreement Amendment between the
                          Registrant and American Home Products, dated January
                          1, 2001(1)

                10.52 Amendment No. 2 to Stock Transfer Agreement by and between the Registrant and The Regents of the University of Michigan, dated March 29, 2001

                ----------

                (1) Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-20815, filed March 27, 2001.