Form 10-Q
period 2001-06-30
AVIRON
filed 2001-08-13
CIK 949173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                   Yes [X]             No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock $.001 par value              31,128,452 shares
   ----------------------------     ----------------------------------
              (Class)                 (Outstanding at August 7, 2001)


                                     AVIRON

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
     PART I.        FINANCIAL INFORMATION                                                  3

        ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
                          (UNAUDITED)                                                      3

                    Condensed Consolidated Balance Sheets as of June 30, 2001 and
                         December 31, 2000                                                 3

                    Condensed Consolidated Statements of Operations for the
                         three and six-month periods ended June 30, 2001 and 2000          4

                     Condensed Consolidated Statements of Cash Flows for the six-month
                          periods ended June 30, 2001 and 2000                             5

                     Notes to Condensed Consolidated Financial Statements                  6

        ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS                            9

        ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK                                                    14

     PART II.        OTHER INFORMATION                                                    15

        ITEM 1.      LEGAL PROCEEDINGS                                                    15

        ITEM 2.      CHANGES IN SECURITIES                                                15

        ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                      15

        ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  16

        ITEM 5.      OTHER INFORMATION                                                    16

        ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                     16

     SIGNATURES                                                                           17

     EXHIBIT INDEX                                                                        18


PART I - FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

                                     AVIRON
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                JUNE 30,      DECEMBER 31,
                                                                                                 2001            2000
                                                                                               ---------       ---------
                                                                                              (UNAUDITED)      (NOTE 1)
                                     ASSETS
Current Assets:
  Cash and cash equivalents ..............................................................     $ 165,886       $  64,662
  Short-term investments .................................................................       252,025          67,651
  Accounts receivable ....................................................................         4,200          23,288
  Inventory ..............................................................................         5,656           4,264
  Prepaid expenses and other current assets ..............................................         5,102           2,691
                                                                                               ---------       ---------
    Total current assets .................................................................       432,869         162,556
Long-term investments ....................................................................        75,833           4,506
Property and equipment, net ..............................................................        32,279          27,707
Intangible assets, net ...................................................................        45,491          48,046
Deposits and other assets ................................................................        11,314           5,924
                                                                                               ---------       ---------
TOTAL ASSETS .............................................................................     $ 597,786       $ 248,739
                                                                                               =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .......................................................................     $   3,817       $   5,106
  Accrued compensation ...................................................................         4,053           4,978
  Accrued clinical trial costs ...........................................................         1,094           1,974
  Accrued interest .......................................................................         4,345             695
  Accrued expenses and other liabilities .................................................         7,027           7,654
  Current portion of long-term obligations ...............................................        10,055           5,954
  Deferred revenue .......................................................................        10,000               -
                                                                                               ---------       ---------
    Total current liabilities ............................................................        40,391          26,361
Deferred rent ............................................................................         1,729           2,095
Deferred revenue .........................................................................         8,250           9,750
Long-term obligations, less current portion ..............................................       246,257          89,947
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series; none outstanding at June 30, 2001 and
    December 31, 2000 ....................................................................             -               -
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    30,640,956 and 25,181,051 shares issued and outstanding at
    June 30, 2001 and December 31, 2000, respectively ....................................            31              25
  Additional paid-in capital .............................................................       632,054         394,012
  Notes receivable from stockholders .....................................................           (50)            (50)
  Accumulated deficit ....................................................................      (330,876)       (273,401)
                                                                                               ---------       ---------
Total stockholders' equity ...............................................................       301,159         120,586
                                                                                               ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................     $ 597,786       $ 248,739
                                                                                               =========       =========

                             See accompanying Notes

                                     AVIRON
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                            ------------------------       ----------------------
                                                              2001           2000           2001           2000
                                                            --------       --------       --------       --------
REVENUES:
       Contract revenues and grants ..................      $  4,714       $  3,128       $  7,929       $  6,535
                                                            --------       --------       --------       --------

OPERATING EXPENSES:
  Research and development ...........................        31,924         17,476         60,018         35,070
  Acquisition of in-process research
      and development ................................             -              -              -         10,904
  General, administrative and marketing ..............         4,859          3,369          9,332          5,937
                                                            --------       --------       --------       --------

TOTAL OPERATING EXPENSE ..............................        36,783         20,845         69,350         51,911
                                                            --------       --------       --------       --------

LOSS FROM OPERATIONS .................................       (32,069)       (17,717)       (61,421)       (45,376)
                                                            --------       --------       --------       --------

OTHER INCOME (EXPENSE):
  Interest income ....................................         6,006          1,648         11,253          2,370
  Interest expense ...................................        (4,594)        (2,056)        (8,987)        (4,145)
                                                            --------       --------       --------       --------
  Net interest income (expense) ......................         1,412           (408)         2,266         (1,775)

  Gain on investment .................................            54              -          1,086              -
                                                            --------       --------       --------       --------

TOTAL OTHER INCOME (EXPENSE), net ....................         1,466           (408)         3,352         (1,775)
                                                            --------       --------       --------       --------

LOSS, before cumulative effect of change in
   accounting principle ..............................       (30,603)       (18,125)       (58,069)       (47,151)
Cumulative effect of change in accounting principle ..             -              -              -        (12,750)
                                                            --------       --------       --------       --------

NET LOSS, after cumulative effect of change in
   accounting principle ..............................      $(30,603)      $(18,125)      $(58,069)      $(59,901)
                                                            ========       ========       ========       ========

BASIC AND DILUTED NET LOSS PER SHARE:
   Loss, before cumulative effect of change in
     accounting principle ............................      $  (1.00)      $  (0.86)      $  (1.96)      $  (2.47)

   Cumulative effect of change in accounting principle             -              -              -          (0.67)
                                                            --------       --------       --------       --------

   Net loss, after cumulative effect of change in
     accounting principle ............................      $  (1.00)      $  (0.86)      $  (1.96)      $  (3.14)
                                                            ========       ========       ========       ========

Shares used in computing basic and diluted
 net loss per share ..................................        30,607         21,039         29,555         19,067
                                                            ========       ========       ========       ========


                            See accompanying Notes.

                                     AVIRON
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                     SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                               ----------------------------
                                                                                                  2001              2000
                                                                                               -----------       ----------
     CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss................................................................................ $   (58,069)       $  (59,901)

     Adjustment to reconcile net loss to net cash used
       in operating activities:
            Depreciation and amortization of property and equipment..........................        3,285            2,770
            Amortization of intangible assets................................................        4,391                -
            Other amortization...............................................................          663              304
            Accretion of interest on long-term obligation....................................          646                -
            Issuance of warrant for acquisition of in-process research
               and development...............................................................            -           10,904
            Cumulative effect of change in accounting principle..............................            -           12,750
            Charge on exchange of convertible debt into common stock.........................        1,599                -
            Gain on investment...............................................................       (1,086)               -
            Other............................................................................           81                -
     Changes in assets and liabilities:
            Accounts receivable..............................................................       19,118             (527)
            Inventory........................................................................       (1,393)               -
            Prepaid expenses and other current assets........................................       (2,411)             (70)
            Deposits and other assets........................................................         (117)             765
            Accounts payable.................................................................       (1,289)          (1,445)
            Accrued expenses and other liabilities...........................................        1,808             (724)
            Deferred revenue.................................................................        8,500           (1,500)
            Deferred rent....................................................................         (366)            (326)
                                                                                               -----------       ----------
     Net cash used in operating activities...................................................      (24,640)         (37,000)
                                                                                               -----------       ----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of investments.........................................................     (352,706)        (232,689)
            Maturities of investments........................................................       98,686          219,551
            Loan to officer..................................................................          (50)            (500)
            Expenditures for property and equipment..........................................       (7,857)          (1,935)
                                                                                               -----------       ----------
     Net cash used in investing activities...................................................     (261,927)         (15,573)
                                                                                               -----------       ----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on long-term obligations ........................................       (8,836)          (1,372)
         Proceeds from issuance of:
              Common stock, net..............................................................      201,131          101,999
              Convertible debt, net..........................................................      193,283                -
              Notes payable..................................................................        2,213                -
                                                                                               -----------       ----------
     Net cash provided by financing activities...............................................      387,791          100,627
                                                                                               -----------       ----------

     Net increase in cash and cash equivalents...............................................      101,224           48,054

     Cash and cash equivalents, at beginning of period.......................................       64,662           28,081
                                                                                               -----------       ----------
     CASH AND CASH EQUIVALENTS, at end of period.............................................  $   165,886       $   76,135
                                                                                               ===========       ===========

     Supplement schedule of non-cash financing and investing activities:
        Warrant issued in connection with intangible assets..................................  $     1,836       $        -
        Exchange of convertible notes due 2005 into common stock.............................  $    35,001       $        -
        Warrant issued for legal settlement..................................................  $         -       $      313

                             See accompanying Notes.

                                     AVIRON
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

       1.  Summary of Significant Accounting Policies

       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The condensed consolidated financial statements include the accounts of Aviron and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

The financial information as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 2000 is derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000. The results of our operations for any interim period are not necessarily indicative of the results of our operations for a full fiscal year.

       Comprehensive Income (Loss)

Comprehensive income (loss) is not presented separately as it approximates the net loss presented in the statement of operations for the three-month and six-month periods ended June 30, 2001 and 2000.

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

         New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, which was required to be adopted as of January 1, 2001. The adoption of SFAS 133 did not have a significant effect on our results of operations or financial position.

       Change in Accounting Principle

Effective January 1, 2000, we changed our method of accounting for non-refundable up-front license fees to recognize such fees over the research and development period of the agreements. We believe the change in accounting principle is preferable based on guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. Previously, in the first quarter of 1999, we had recognized as revenue the $15.0 million up-front payment we received from Wyeth Lederle Vaccines, or Wyeth, a business unit of American Home Products Corporation, or AHP, under our collaboration agreement for FLUMIST(TM). FluMist is Aviron's investigational intranasal influenza vaccine. In accordance with SAB 101, this $15.0 million up-front license fee has been deferred and is now being recognized as revenue over the five-year estimated development period of FluMist.

The results for the six-month period ended June 30, 2000 reflect a charge for the $12.8 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, and an adjustment to previously reported contract revenues to reflect revenue recognition of $750,000 for the second quarter and $1.5 million for the six- month period ended June 30, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the five-year estimated development period of FluMist.


         2. Financial Transactions During the Six Months Ended June 30, 2001

         Convertible Debt

In February 2001, we completed a public offering of $200.0 million aggregate principal amount of 5 1/4 percent convertible subordinated notes due 2008, or the 2008 Notes. Net proceeds to us were approximately $193.3 million, after deducting expenses and underwriters' discounts and commissions. The 2008 Notes are convertible into common stock at any time after the original issuance through maturity, unless previously redeemed or repurchased, at a conversion price of $62.50 per share. Interest on the 2008 Notes is paid semi-annually in arrears in February and August. We can redeem the 2008 Notes on or after February 5, 2004.

During the first quarter of 2001, we exchanged approximately $33.5 million aggregate principal amount of our 5 3/4 percent convertible subordinated notes due 2005, or the 2005 Notes, for approximately 1.1 million shares of our common stock in a number of privately negotiated transactions. Additional non-cash interest expense related to these exchanges was approximately $1.6 million. Approximately $801,000 of unamortized debt issue costs related to the 2005 Notes exchanged have been charged to additional paid-in capital.

On June 18, 2001, we issued a notice to call for redemption on July 18, 2001 the remaining $14.7 million of our outstanding 2005 Notes. Bondholders chose to convert the entire amount of the outstanding notes into shares of our common stock prior to the date set for the redemption, with the majority of the notes being converted in July 2001. These notes converted into approximately 478,000 shares of our common stock, with no cash being paid on the conversion. Approximately $208,000 of unamortized debt issue costs related to the 2005 Notes converted will be charged to additional paid-in capital in July 2001.

         Asset Backed Loans

During June 2001, we initiated activities for the early payoff of all of our asset backed loans, with interest rates ranging from 11.63 percent to 13.76 percent. In June we prepaid loan balances totaling approximately $7.2 million and in July we prepaid additional loan balances totaling $6.5 million. These early payoffs resulted in the recognition in June 2001 of additional expense of approximately $640,000 related to the fees and costs of termination of these loans.


       3. Equity Financing Transactions During the Six Months Ended
          June 30, 2001

On January 25, 2001, we sold 161,060 shares to Acqua Wellington North America Equity Funds Ltd., or Acqua Wellington, for total proceeds of $8.0 million, resulting in an average price per share of $49.67. This price was based on the volume-weighted average market price for the 18-day trading period ending on January 23, 2001. With this purchase, Acqua Wellington completed its financing commitment.

In February 2001, we completed a public offering of 4,000,000 shares of our common stock at $50.00 per share concurrent with our debt offering of the 2008 Notes. Aggregate net proceeds from this public equity offering were approximately $189.2 million, after deducting expenses and underwriters' discounts and commissions.


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

In March 2001, we further amended our stock transfer agreement with the University of Michigan to accelerate the issuance of a warrant to the University. As a result of this second amendment, we granted to the University a warrant to purchase 50,000 shares of our common stock at an exercise price of $10.00 per share. This warrant was valued at approximately $1.8 million using the Black-Scholes option valuation model and, given the stage of the development of FluMist, was recorded as an intangible asset and will be amortized over 20 years, which represents the initial term of the Michigan Agreement.

Upon the date of the first commercial sale of FluMist, if we have more than 31.2 million shares of common stock then outstanding, we will issue additional warrants allowing the University of Michigan to purchase 1.25 percent of the excess shares on the same terms. Should we be required to issue additional warrants upon the date of the first commercial sale of FluMist, the warrants would be valued at that time using the Black-Scholes option valuation model, capitalized as a developed technology asset and amortized to expense over 20 years.


         5.  Lease Obligation

In March 2001, we completed the transfer of a 25-year lease from Celltech Group Plc., or Celltech, of approximately eight acres of land in Speke, U.K., which includes an existing 45,000 square foot structure. Under the terms of the agreement, we paid Celltech 1.5 million British Pounds Sterling and assumed the obligations for the remaining 24 years of the 25-year land lease. The annual lease obligation is expected to be 333,000 British Pounds Sterling during the term of the lease.


         6.  NeuroVir / MediGene

In July 1996, we licensed a portion of our patent rights covering or related to the use of HSV-2 to NeuroVir Therapeutics Inc., or NeuroVir, formerly NeuroVir Research, Inc. In exchange, we received shares of capital stock and warrants to purchase shares of capital stock representing a minority interest in the outstanding equity securities of NeuroVir on a fully diluted basis. Since NeuroVir was a private company and, at the date of the exchange, realization of the investment in Neurovir was uncertain we had not reflected a value to our ownership position in our financial statements.

During the fourth quarter of 2000, NeuroVir agreed to be acquired by MediGene, a German public company. In connection with this merger, we agreed to the exercise of our warrant and the exchange of our ownership interest in NeuroVir for shares of MediGene. As a result of NeuroVir's merger with a public company, which became effective during the first quarter of 2001, we recorded a gain on our investment in the amount of approximately $1.0 million, based on the approximate market value of the shares of MediGene that were obtained when the merger was completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, constitute forward-looking statements. These statements, which reflect management's current beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ include, without limitation, the risk that the United States Food and Drug Administration, or FDA, will determine that our license application for FluMist is incomplete or inadequate to approve the product for marketing to one or more target populations or that our manufacturing facilities are not adequate. See the discussion of regulatory matters in the sections entitled "Regulatory Activities" and "Business Outlook" below. Additional risks include potential difficulties that we may have with our manufacturing process, the risk that we are unable to perform the complex annual update of the FLUMIST(TM) formulation for new influenza strains in a timely manner, our dependence on our partner, Wyeth Lederle Vaccines, or Wyeth, a business unit of American Home Products Corporation, or AHP, for marketing, promotion, sales and distribution activities, the risk that medical advisory bodies, doctors and other health care providers do not recommend FluMist, the risk that the market does not accept FluMist, and the other business risks identified in the "Business Risks" section below and in our Annual Report on Form 10-K , as amended, for the fiscal year ended December 31, 2000.


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

FluMist, our lead product candidate, has shown a high protection rate against influenza in Phase 3 clinical trials in healthy children and healthy adults and generally has been well tolerated in clinical trials. FluMist recipients were more likely than placebo recipients to report side effects such as sore throat, runny nose and low-grade fever, but the side effects were generally mild and transitory in nature. We are developing and intend to commercialize FluMist primarily in collaboration with our partner, Wyeth.

                     Regulatory Activities

We have submitted a Biologics License Application, or BLA, for FluMist to the FDA. We are seeking U.S. licensure of FluMist to prevent influenza in healthy children and healthy adults, aged 1 to 64 years.

The Vaccines and Related Biological Products Advisory Committee, or VRBPAC, of the FDA evaluated FluMist at its meeting on July 26-27, 2001. On July 27,
VRBPAC recommended that there are adequate data to support the efficacy of FluMist for the prevention of influenza in healthy children and healthy adults ages 1 - 64. The committee also recommended that the data analysis completed to date is not sufficient to support the safety of the vaccine at this time. The BLA for FluMist is currently under review by the FDA, which will ultimately decide whether to approve the license application. Given the committee's recommendation, we do not currently expect to begin commercialization of FluMist for the 2001-2002 influenza season.

                       FLUMIST(TM)--Liquid Formulation

The current formulation of FluMist requires freezer storage throughout distribution. Because many international markets do not have distribution channels well-suited to the sale of frozen vaccines, we are developing a second generation refrigerator-stable, or liquid, formulation of FluMist, in conjunction with Wyeth. The liquid formulation is currently in Phase 3 development.

                       Cooperative Research and Development Agreement

On July 16, 2001, we amended our cooperative research and development agreement, or CRADA, for the development of FluMist with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH. This amendment extends the term of the agreement to December 31, 2003 and provides for a fourth year of vaccination in the AV012 Field Community Intervention study.


      Other Products in Development

We also have a number of other vaccines in various stages of development:

o A vaccine against Epstein-Barr virus, or EBV, a leading cause of infectious mononucleosis. In November 2000, SmithKline Beecham Biologicals, a division of GlaxoSmithKline, completed enrollment in Europe of a Phase 2 clinical trial of this subunit vaccine to evaluate its safety and immunogenicity in healthy adults.

o A vaccine to prevent cytomegalovirus, or CMV, the leading infectious cause of birth defects in the United States. A clinical trial for this vaccine was begun during the second quarter of 2000.

o A parainfluenza virus type 3, or PIV-3, vaccine to prevent a common cause of croup, a respiratory infection in children. We have completed some initial clinical development work on PIV-3, and further clinical plans are under development.

o We also are using our proprietary technologies to develop new vaccine candidates, including vaccines for herpes simplex virus type 2, or HSV, the virus responsible for genital herpes, and respiratory syncytial virus, or RSV, a virus that causes severe lower respiratory infection in infants and young children.


      Board of Directors

On May 21, 2001, we announced that former U.S. Secretary of Commerce Barbara Hackman Franklin was elected to Aviron's board of directors.


      Financial Activities

On June 18, 2001, we issued a notice to call for redemption on July 18, 2001 the remaining $14.7 million of our outstanding 5 3/4 percent Convertible Subordinated Notes due 2005. Bondholders chose to convert the entire amount of the outstanding notes into shares of our common stock prior to the date set for redemption, with the majority of the notes being converted in July 2001. These notes converted into approximately 478,000 shares of our common stock.

During June 2001, we initiated activities for the early payoff of all of our asset backed loans, with interest rates ranging from 11.63 percent to 13.76 percent. In June, we prepaid loan balances totaling approximately $7.2 million, and in July we prepaid additional loan balances totaling $6.5 million. These early loan payoffs resulted in the recognition in June 2001 of additional expense of approximately $640,000 related to the fees and costs of termination of these loans.

         Cumulative Losses

Since our inception in April 1992, we have devoted substantially all of our resources to our research and development programs and the preparation for the potential commercialization of FluMist. To date, we have not generated any revenues from the sale of products and do not expect to generate any revenues from the sale of products until the third quarter of 2002 at the earliest. We have incurred cumulative net losses of approximately $330.9 million as of June 30, 2001. We expect to incur substantial operating losses at least through the third quarter of 2002 and may incur losses after 2002.


         Business Outlook

We continue to anticipate our operating expenditures will be between $130 and $145 million in 2001. This increase from 2000 operating expenses is due primarily to an increase in the size of our operations in the United Kingdom and expenses that we expect to incur as we build infrastructure in support of potential commercialization of FluMist in the U.S. This increase includes amortization expense associated with our manufacturing activities in the United Kingdom. The portion of 2001 operating expenses that is depreciation and amortization is expected to be approximately $17.0 million, compared to $8.1 million for 2000.

Our outlook for operating expenses in 2001 does not include a one-time non-cash charge associated with the vesting of employee stock options for approximately 438,000 shares of stock in the event of a 2001 licensure of FluMist by the FDA. In the event FluMist is not licensed in 2001, these options will expire.

Our goal has been to generate sufficient revenue to Aviron from FluMist sales during 2002 to achieve profitability. Following a complete response letter, currently anticipated at the end of August, and further discussions with the FDA, we will provide an update on our goal for 2002. Any and all FluMist sales projections for 2002 will depend upon the outcome and timing of the regulatory process, the labeled indications, the scope of any expanded recommendations for influenza vaccination by important medical organizations, the number of doses manufactured, the number of doses released for sale by the FDA and the price paid to Aviron.

We expect capital expenditures to increase substantially as we commence building additional manufacturing facilities and commercialization systems. During 2001, we forecast that capital expenditures will be between $20.0 and $30.0 million, which is a reduction of $10.0 million from previous guidance.


         Business Risks

The most significant risks we currently face are those related to the development and commercialization of FluMist, including without limitation, risks associated with the outcome and timing of the regulatory process, such as the risk that regulatory agencies will determine that our license application for FluMist is incomplete or inadequate to approve the product for marketing to one or more target populations. All of our potential near-term revenues are dependent on the commercialization of FluMist. Because of the seasonality of influenza, FluMist must be available for sale in the third or fourth quarter of each year for us to achieve revenues for that season. Delay in availability of FluMist in the initial year of commercialization, or in subsequent years, could cause us to lose revenues for an entire influenza season and require us to raise additional capital to cover the costs of additional research and development, manufacturing and ongoing fixed costs. In addition, we may incur significant losses as a result of our decision to begin manufacturing FluMist at commercial scale before receipt of marketing approval from the FDA. For more information, including VRBPAC's recent recommendation that the data analysis for FluMist completed to date is not sufficient to support the safety of the vaccine at this time, see the discussion under the sections entitled "Regulatory Activities" and "Business Outlook" above. For other important risks that we face, see also section entitled "Business Risks" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

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

RESULTS OF OPERATIONS

Three-Month and Six-Month Periods Ended June 30, 2001 and 2000

The results for the three-month and six-month periods ended June 30, 2000 reflect the implementation of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, as of January 1, 2000.

         Revenues

Revenues totaled $4.7 million and $7.9 million for the three and six months ended June 30, 2001, respectively, compared to $3.1 million and $6.5 million for the respective periods of 2000. Revenues during the first six months of 2001 and 2000 were comprised principally of revenue from Wyeth related to the clinical development and commercialization of FluMist, under the terms of our agreement.

         Operating Expenses

Operating expenses for the three and six months ended June 30, 2001 totaled $36.8 million and $69.4 million, respectively, compared to $20.8 million and $51.9 million for the respective periods of 2000. Research and development costs increased to $31.9 million and $60.0 million for the three and six months ended June 30, 2001, respectively, from $17.5 million and $35.1 million for the respective periods of 2000. The increase in research and development costs was due primarily to increases in development activities, clinical trials and commercial scale-up expenses associated with FluMist. The first quarter of 2000 also included a one-time non-cash charge for the acquisition of in-process research and development in the amount of $10.9 million due to the February 2000 amendment of our stock transfer agreement with the University of Michigan to accelerate the issuance of a warrant to the University. General, administrative and marketing costs increased to $4.9 million and $9.3 million in the three and six months ended June 30, 2001, respectively, from $3.4 million and $5.9 million in respective periods of 2000. The increase was due to growth in infrastructure and other costs to support preparations for a potential commercial launch of FluMist. See the discussion in "Business Outlook" above regarding the estimated level of operating expenses for the full year of 2001.

         Other Income (Expense)

Net interest increased to net interest income of approximately $1.4 million and $2.3 million, respectively, for the three and six months ended June 30, 2001, as compared to net interest expense of $408,000 and $1.8 million for the respective periods of 2000.

Interest income increased to $6.0 million and $11.3 million for the three and six months ended June 30, 2001, respectively, as compared to $1.6 million and $2.4 million for the respective periods of 2000, primarily as a result of the increase in the average balances of cash, cash equivalents and investments due to the receipt of funds from financings during 2000 and early 2001.

Interest expense for the three and six months ended June 30, 2001 was $4.6 million and $9.0 million, respectively, as compared to $2.1 million and $4.1 million for the respective periods of 2000. The increase in interest expense reflects interest costs of $2.6 million for the second quarter and $4.1 million for the first half of 2001 associated with the $200.0 million of our 5 1/4 percent convertible subordinated notes issued in February 2001 and a one-time non-cash interest charge of approximately $1.6 million related to exchanges during the first quarter of 2001 of approximately $33.5 million aggregate principal amount of our 5 3/4 percent convertible subordinated notes, the 2005 Notes. These costs are partially offset by a decrease in interest expense associated with the 2005 Notes of $1.2 million for the three months and $2.3 million for the six months ended June 30, 2001 due to the exchanges into common stock in late 2000 and early 2001. Interest expense for the first six month of 2001 also includes approximately $323,000 for the three months and $646,000 for the six months ended June 30, 2001 of interest accretion associated with our obligation to Evans Vaccines Ltd. and approximately $640,000 of costs associated with the early payoff of asset backed loans recorded in June 2001.

During the first quarter of 2001, we recorded a gain on our investment in NeuroVir Therapeutics Inc., or NeuroVir, in the amount of approximately $1.0 million, due to the merger of NeuroVir with MediGene, a German public company.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short- and long-term investments at June 30, 2001 of approximately $493.7 million. In order to preserve principal and maintain liquidity, our funds are invested primarily in United States Treasury and agency obligations, highly rated corporate obligations and other liquid investments.

On February 7, 2001, we completed a public offering of 4,000,000 shares of our common stock at $50.00 per share and a concurrent public offering of $200.0 million of 5 1/4 percent convertible subordinated notes due 2008, or the 2008 Notes. The 2008 Notes are convertible into common stock at any time after the original issuance through maturity, unless previously redeemed or repurchased, at a conversion price of $62.50 per share. The sale of the securities under the concurrent common stock and debt offerings resulted in net proceeds to the company of approximately $382.5 million, after deducting expenses and underwriters' discounts and commissions. During the six months ended June 30, 2001, we also generated $8.0 million through the sale of common stock in a private transaction.

During the first six months of 2001, $24.6 million of cash was used in operations, as compared to $37.0 million during the first six months of 2000. The decrease in cash used in operating activities was primarily due to receipt in January 2001 of a $15.5 million milestone in connection with the acceptance of our BLA for review by the FDA and a $10.0 million advance from Wyeth to support manufacturing activities, which are partially offset by increased expenditures for operating expenses. As indicated in "Business Outlook" above, we anticipate that the amount of cash used in operating activities will increase in 2001 over that used in 2000 due to the scale-up of our operating expenditures in connection with the preparations for the potential commercialization of FluMist.

Cash expended for capital additions was approximately $7.9 million for the first six months of 2001, as compared to approximately $1.9 million during the first six months of 2000. Capital expenditures increased in 2001 primarily due to the completion of our acquisition of a lease in Speke, U.K. and expenditures for equipment for our Pennsylvania facility. As indicated in "Business Outlook" above, we expect our capital expenditures during 2001 to range between $20 and $30 million.

Principal payments under capital lease arrangements and long-term debt were approximately $8.8 million during the first six months of 2001, as compared to approximately $1.4 million for the first six months of 2000. The increase is due principally to the early payoff of $7.2 million of asset-backed loan balances in June 2001. Additional loan balances in the aggregate principal amount of $6.5 million have been prepaid in July 2001.

During the first quarter of 2001, we exchanged approximately $33.5 million aggregate principal amount of our 5 3/4 percent convertible subordinated notes due 2005, or the 2005 Notes, for approximately 1.1 million shares of our common stock in a number of privately negotiated transactions. Additional non-cash interest expense related to these exchanges was approximately $1.6 million. Approximately $801,000 of unamortized debt issue costs related to the 2005 Notes exchanged have been charged to additional paid-in capital.

On June 18, 2001, we issued a notice to call for redemption on July 18, 2001 the remaining $14.7 million of our outstanding 2005 Notes. Bondholders chose to convert the entire amount of the outstanding notes into shares of our common stock prior to the date set for redemption, with the majority of the notes being converted in July 2001. No cash was required to complete this conversion.

We anticipate that our existing cash, cash equivalents and short-term investments, and proceeds from existing collaborations and recent financings will enable us to maintain our current and planned operations through at least 2002. We anticipate using our cash resources for commercialization activities related to FluMist and capital expenditures related to FluMist manufacturing. However, our future cash requirements will depend on numerous factors, including the factors set forth under the caption "Business Risks -- Risks Related to FluMist," which is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

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

As of June 30, 2001, we had cash and cash equivalents of $165.9 million, with a weighted-average interest rate of 4.11 percent per year and short-term investments with a basis of $251.7 million and a fair market value of $252.0 million, with a weighted-average interest rate of 4.53 percent per year. We also had long-term investments with a basis of $75.4 million and a fair market value of $75.8 million with a weighted-average interest rate of 4.98 percent per year.

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

                                     AVIRON

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On June 30, 1999, the European Patent Office held oral proceedings in an Opposition filed by American Cyanamid against our granted European Patent No. 0490972 relating to methods and compositions of recombinant negative-strand RNA viruses. In April 2001, the European Patent Office issued a written opinion that upholds claims limited to recombinant influenza and denies claims generically encompassing negative-strand RNA viruses. This decision will not affect our cold-adapted influenza product. We have appealed the decision insofar as it relates to the denied claims; the appeal requested the Technical Board of Appeals to reverse the decision with respect to the denial of the claims encompassing recombinant negative-strand RNA viruses. There can be no assurance that we will be successful in obtaining claims as originally granted as a result of the appeal. If we do not succeed in the appeal of the claims which encompass negative-strand RNA viruses, in particular non-segmented RNA viruses, it could negatively impact our ability to exclude others from commercializing an RSV or PIV-3 vaccine based on genetically engineered candidates in Europe.

On July 3, 2001, the United States Court of Appeals for the Federal Circuit, or Court of Appeals, entered a judgment in the case of Joany Chou v. The University of Chicago, ARCH Development Corp., Bernard Roizman and Aviron, originally filed on July 8, 1999 in the U.S. District Court for the Northern District of Illinois, or District Court. The Court of Appeals affirmed the District Court's dismissal of all claims for monetary damages against Aviron. The Court of Appeals also held that the plaintiff does have standing to sue for correction of inventorship, and reversed and remanded this issue for adjudication against all defendants, including Aviron. For background information on this lawsuit, see our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000.


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders, or Annual Meeting, was held on June 14, 2001. At the Annual Meeting, the stockholders of the registrant (i) elected the three people listed below to serve as directors to hold office until the 2004 Annual Meeting of Stockholders and until their successors are elected and (ii) ratified the selection of Ernst & Young LLP as our Independent Auditors for the fiscal year ending December 31, 2001.

The Company had 30,591,904 shares of common stock outstanding as of April 18, 2001, the record date for the Annual Meeting. At the Annual Meeting, holders of the total of 22,515,749 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal 1 -- Election of Directors

C. Boyd Clarke

                  Votes in Favor......................................... 19,801,795
                  Votes Withheld.........................................  2,713,954

Wayne T. Hockmeyer, PhD.

                  Votes in Favor......................................... 22,464,961
                  Votes Withheld.........................................     50,788

Bernard Roizman, Sc.D.

                  Votes in Favor......................................... 19,537,882
                  Votes Withheld.........................................  2,977,867


Proposal 2  -- Ratification of Selection of Independent Auditors

                  Votes in Favor......................................... 22,481,664
                  Votes Against..........................................     25,746
                  Abstentions............................................      8,339


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    EXHIBITS

          ITEM                      DESCRIPTION
          ----                      -----------
         10.53   Real Estate Lease entered into between Aviron and The
                 Realty Associates Fund IV, L.P., dated May 8, 2001



          (b)    REPORTS ON FORM 8-K

                 During the three months ended June 30, 2001, we filed the following reports on Form 8-K:

                   (i) Current Report on Form 8-K, dated June 18, 2001, disclosing Aviron's call for redemption of all of its outstanding 5 3/4 percent Convertible Subordinated Notes due 2005.

                                     AVIRON

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


AVIRON

Date:        August 13, 2001                  By:  /s/ C. Boyd Clarke
     -----------------------                      ---------------------
                                                  C. Boyd Clarke
                                                  Chairman, President and
                                                  Chief Executive Officer

Date:        August 13, 2001                  By:  /s/ Fred Kurland
     -----------------------                       ------------------
                                                   Fred Kurland
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

               ITEM     DESCRIPTION
               ----     -----------
               10.53    Real Estate Lease entered into between Aviron and The
                        Realty Associates Fund IV, L.P., dated May 8, 2001
