Form 10-Q
period 2001-09-30
AVIRON
filed 2001-11-13
CIK 949173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

                           Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock $.001 par value                    31,160,390 shares
  ----------------------------                    -----------------
            (Class)                       (Outstanding at November 6, 2001)

                                     AVIRON

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                               NUMBER
                                                                               ------
PART I.      FINANCIAL INFORMATION                                                3

   ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
               (UNAUDITED)                                                        3

             Condensed Consolidated Balance Sheets as of September 30,
             2001 and December 31, 2000                                           3

             Condensed Consolidated Statements of Operations for the three
             and nine-month periods ended September 30, 2001 and 2000             4

             Condensed Consolidated Statements of Cash Flows for the
             nine-month periods ended September 30, 2001 and 2000                 5

             Notes to Condensed Consolidated Financial Statements                 6

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                9

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                       14

PART II.     OTHER INFORMATION                                                   15

   ITEM 1.   LEGAL PROCEEDINGS                                                   15

   ITEM 2.   CHANGES IN SECURITIES                                               15

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     15

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 15

   ITEM 5.   OTHER INFORMATION                                                   15

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    16

SIGNATURES                                                                       17

EXHIBIT INDEX                                                                    18

PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

                                     AVIRON
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                           2001             2000
                                                                       -------------     ------------
                                                                        (UNAUDITED)        (NOTE 1)
                                     ASSETS

Current Assets:
  Cash and cash equivalents .........................................    $ 156,596        $  64,662
  Short-term investments ............................................      252,737           67,651
  Accounts receivable ...............................................        5,115           23,288
  Inventory .........................................................        5,971            4,264
  Prepaid expenses and other current assets .........................        5,277            2,691
                                                                         ---------        ---------
    Total current assets ............................................      425,696          162,556
Long-term investments ...............................................       37,843            4,506
Property and equipment, net .........................................       38,205           27,707
Intangible assets, net ..............................................       43,284           48,046
Deposits and other assets ...........................................       10,561            5,924
                                                                         ---------        ---------

TOTAL ASSETS ........................................................    $ 555,589        $ 248,739
                                                                         =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..................................................    $   6,794        $   5,106
  Accrued compensation ..............................................        4,602            4,978
  Accrued clinical trial costs ......................................          414            1,974
  Accrued interest ..................................................        1,750              695
  Accrued expenses and other liabilities ............................        4,900            7,654
  Current portion of long-term obligations ..........................        3,792            5,954
  Deferred revenue ..................................................       10,000               --
                                                                         ---------        ---------
    Total current liabilities .......................................       32,252           26,361
Deferred rent .......................................................        1,831            2,095
Deferred revenue ....................................................        7,500            9,750
Long-term obligations, less current portion .........................      227,681           89,947
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized, issuable in series; none outstanding at September 30, 2001 and
    December 31, 2000 ...............................................           --               --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    31,141,107 and 25,181,051 shares issued and outstanding at
    September 30, 2001 and December 31, 2000, respectively ..........           31               25
  Additional paid-in capital ........................................      647,346          394,012
  Notes receivable from stockholders ................................          (50)             (50)
  Unrealized gain (loss) on investments .............................        1,534              (34)
  Accumulated deficit ...............................................     (362,536)        (273,367)
                                                                         ---------        ---------
    Total stockholders' equity ......................................      286,325          120,586
                                                                         ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................    $ 555,589        $ 248,739
                                                                         =========        =========

                             See accompanying Notes.

                                     AVIRON
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                 ---------------------     ----------------------
                                                   2001         2000         2001          2000
                                                 --------     --------     ---------     --------
REVENUES:
    Contract revenues and grants ..............  $  3,736     $  3,619     $  11,665     $ 10,154
                                                 --------     --------     ---------     --------

OPERATING EXPENSES:
  Research and development ....................    31,452       18,966        91,470       54,036
  Acquisition of in-process research
    and development ...........................        --           --            --       10,904
  General, administrative and marketing .......     4,895        3,387        14,227        9,324
                                                 --------     --------     ---------     --------

TOTAL OPERATING EXPENSE .......................    36,347       22,353       105,697       74,264
                                                 --------     --------     ---------     --------

LOSS FROM OPERATIONS ..........................   (32,611)     (18,734)      (94,032)     (64,110)
                                                 --------     --------     ---------     --------

OTHER INCOME (EXPENSE):
  Interest income .............................     4,870        1,981        16,123        4,351
  Interest expense ............................    (3,359)      (2,033)      (12,346)      (6,177)
                                                 --------     --------     ---------     --------
    Net interest income (expense) .............     1,511          (52)        3,777       (1,826)

  Gain on investment ..........................        --           --         1,086           --
                                                 --------     --------     ---------     --------

TOTAL OTHER INCOME (EXPENSE), net .............     1,511          (52)        4,863       (1,826)
                                                 --------     --------     ---------     --------

LOSS, before cumulative effect of change in
  accounting principle ........................   (31,100)     (18,786)      (89,169)     (65,936)
Cumulative effect of change in accounting
  principle ...................................        --           --            --      (12,750)
                                                 --------     --------     ---------     --------

NET LOSS ......................................  $(31,100)    $(18,786)    $ (89,169)    $(78,686)
                                                 ========     ========     =========     ========

BASIC AND DILUTED NET LOSS PER SHARE:
  Loss, before cumulative effect of change in
    accounting principle ......................  $  (1.00)    $  (0.87)    $   (2.97)    $  (3.31)

  Cumulative effect of change in accounting
    principle .................................        --           --            --        (0.64)
                                                 --------     --------     ---------     --------

  Net loss ....................................  $  (1.00)    $  (0.87)    $   (2.97)    $  (3.95)
                                                 ========     ========     =========     ========

Shares used in computing basic and diluted
  net loss per share ..........................    31,050       21,625        30,054       19,920
                                                 ========     ========     =========     ========

                             See accompanying Notes.

                                     AVIRON
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        ------------------------
                                                                          2001           2000
                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..........................................................     $ (89,169)     $ (78,686)

Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of property and equipment .......         5,233          4,335
    Amortization of intangible assets .............................         6,597             --
    Other amortization ............................................           961            494
    Accretion of interest on long-term obligation .................           969             --
    Issuance of warrant for acquisition of in-process research
      and development .............................................            --         10,904
    Cumulative effect of change in accounting principle ...........            --         12,750
    Charge on exchange of convertible debt into common  stock .....         1,599             --
    Gain on investment ............................................        (1,086)            --
    Other .........................................................            95             --
Changes in assets and liabilities:
    Accounts receivable ...........................................        18,202           (737)
    Inventory .....................................................        (1,707)        (1,227)
    Prepaid expenses and other current assets .....................        (2,586)            19
    Deposits and other assets .....................................           130             73
    Accounts payable ..............................................         1,688           (753)
    Accrued expenses and other liabilities ........................        (2,799)         3,563
    Deferred revenue ..............................................         7,750         (2,250)
    Deferred rent .................................................          (264)          (202)
                                                                        ---------      ---------
Net cash used in operating activities .............................       (54,387)       (51,717)
                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments ......................................      (400,965)      (408,853)
    Maturities of investments .....................................       185,197        370,089
    Loans to officers .............................................           (50)          (500)
    Expenditures for property and equipment .......................       (15,731)        (3,371)
                                                                        ---------      ---------
Net cash used in investing activities .............................      (231,549)       (42,635)
                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term obligations .....................       (19,271)        (2,069)
  Proceeds from issuance of:
    Common stock, net .............................................       201,645        127,350
    Convertible debt, net .........................................       193,283             --
    Notes payable .................................................         2,213             --
                                                                        ---------      ---------
Net cash provided by financing activities .........................       377,870        125,281
                                                                        ---------      ---------

Net increase in cash and cash equivalents .........................        91,934         30,929

CASH AND CASH EQUIVALENTS, at beginning of period .................        64,662         28,081
                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, at end of period .......................     $ 156,596      $  59,010
                                                                        =========      =========

Supplement schedule of non-cash financing and investing activities:
    Warrants issued in connection with intangible assets ..........     $   1,836             --
    Warrant issued for legal settlement ...........................            --      $     313
    Exchanges of convertible notes due 2005 for common stock ......     $  49,765             --

                             See accompanying Notes.

                                     AVIRON
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

The financial information as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000 are unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which Aviron considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet data at December 31, 2000 is derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000. The results of our operations for any interim period are not necessarily indicative of the results of our operations for a full fiscal year.

   Inventory

Inventory is comprised principally of sprayer components that will be used in the manufacture of commercial batches of FluMist for sale. Inventory is stated at the lower of cost (FIFO) or market value.

   Comprehensive Income (Loss)

Comprehensive income (loss) is not presented separately as it approximates the net loss presented in the statement of operations for the three-month and nine-month periods ended September 30, 2001 and 2000. The principal item of other comprehensive income is the change in unrealized gain (loss) on investments, which approximated $973,000 and $1.6 million, respectively, for the three-month and nine-month periods ended September 30, 2001, as compared with approximately $40,000 and $99,000 for the respective periods ended September 30, 2000.

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

The results for the nine-month period ended September 30, 2000 reflect a charge for the $12.8 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, and an adjustment to previously reported contract revenues to reflect revenue recognition of $750,000 for the third quarter and $2.3 million for the nine-month period ended September 30, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the five-year estimated development period of FluMist.

    2. Debt Transactions During the Nine Months Ended September 30, 2001

    Convertible Debt

In February 2001, we completed a public offering of $200.0 million in aggregate principal amount of 5 1/4 percent convertible subordinated notes due 2008, or the 2008 Notes. Net proceeds to us were approximately $193.3 million, after deducting expenses and underwriters' discounts and commissions. The 2008 Notes are convertible into common stock at any time after the original issuance through maturity, unless previously redeemed or repurchased, at a conversion price of $62.50 per share. Interest on the 2008 Notes is paid semi-annually in arrears in February and August. We can redeem the 2008 Notes on or after February 5, 2004.

During the first quarter of 2001, we exchanged approximately $33.5 million in aggregate principal amount of our 5 3/4 percent convertible subordinated notes due 2005, or the 2005 Notes, for approximately 1.1 million shares of our common stock in a number of privately negotiated transactions. Additional non-cash interest expense related to these exchanges was approximately $1.6 million. Approximately $801,000 of unamortized debt issue costs related to the 2005 Notes exchanged was charged to additional paid-in capital during that quarter.

On June 18, 2001, we issued a notice to call for redemption on July 18, 2001 the remaining $14.7 million in aggregate principal amount of our outstanding 2005 Notes. Bondholders chose to convert the entire amount of the outstanding notes into shares of our common stock prior to the date set for the redemption, with the majority of the notes being converted in July 2001. These notes converted into approximately 478,000 shares of our common stock, with no cash being paid on the conversion. Approximately $208,000 of unamortized debt issue costs related to the 2005 Notes converted was charged to additional paid-in capital in July 2001.

    Asset Backed Loans

During June 2001, we initiated activities for the early payoff of all of our asset backed loans, with interest rates ranging from 11.63 percent to 13.76 percent. In June, we prepaid loan balances totaling approximately $7.2 million and in July we prepaid additional loan balances totaling $6.5 million. These early payoffs resulted in the recognition, in June 2001, of additional expense of approximately $640,000 related to the fees and costs of termination of these loans.

    3. Equity Financing Transactions During the Nine Months Ended September 30, 2001

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

In March 2001, we further amended our stock transfer agreement with the University of Michigan to accelerate the issuance of a warrant to the University. As a result of this second amendment, we granted to the University a warrant to purchase 50,000 shares of our common stock at an exercise price of $10.00 per share. This warrant was valued at approximately $1.8 million using the Black-Scholes option valuation model and, given the stage of the development of FluMist, was recorded as an intangible asset and is being amortized over 20 years, which represents the initial term of the Michigan Agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, constitute forward-looking statements. These statements, which reflect management's current beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ include, without limitation, risks relating to the outcome and timing of the regulatory process, such as the risk that the United States Food and Drug Administration, or FDA, will determine that we need to conduct additional clinical trials and/or provide additional data in order to obtain licensure or otherwise determine that our license application for FLUMIST(TM) is incomplete or inadequate to approve the product for marketing to one or more target populations or that our manufacturing facilities are not adequate. See the discussion of regulatory matters in the sections entitled "Regulatory Activities" and "Business Outlook" below. Additional risks include potential difficulties that we may have with our manufacturing process, the risk that we are unable to perform the complex annual update of the FluMist formulation for new influenza strains in a timely manner, our dependence on our partner, Wyeth Lederle Vaccines, or Wyeth, a business unit of American Home Products Corporation, or AHP, for marketing, promotion, sales and distribution activities, the risk that medical advisory bodies, doctors and other health care providers do not recommend FluMist, the risk that the market does not accept FluMist, and the other business risks identified in the "Business Risks" section below and in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000.

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

    FLUMIST(TM)

Influenza is a widespread and potentially very serious disease. Influenza symptoms usually last for approximately one week, resulting in an average of approximately three days of lost work or missed school. The Health Care Financing Administration estimates that the cost of influenza in the United States was $12.0 billion in 1992. The Centers for Disease Control and Prevention, or CDC, estimates that each year approximately 10 to 20 percent of the U.S. population develops influenza, more than 114,000 persons are hospitalized from influenza-related complications and approximately 20,000 people die from the disease. According to the CDC, more than 90 percent of influenza-related deaths occur in people over the age of 64. However, all age groups share the burden of medically attended illness due to influenza. Children are a major factor in spreading influenza to others, including those at high risk of developing serious complications from the disease. Children under age five are also at higher risk for serious complications and hospitalization.

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

         Regulatory Activities

We have submitted a Biologics License Application, or BLA, for FluMist to the FDA. We are seeking U.S. licensure of FluMist to prevent influenza in healthy children and healthy adults.

The Vaccines and Related Biological Products Advisory Committee, or VRBPAC, of the FDA evaluated FluMist at its meeting on July 26-27, 2001. On July 27, VRBPAC recommended that there were adequate data to support the efficacy of FluMist for the prevention of influenza in healthy children (ages 1-17 years) and healthy adults (ages 18 to 64 years). The committee also recommended that the data analysis completed to date was not sufficient to support the safety of the vaccine at that time. The BLA for FluMist is currently under review by the FDA, which will ultimately decide whether to approve the license application.

On August 31, 2001, we received a complete response letter from the FDA relating to our FluMist BLA. In the complete response letter, the FDA requested additional information and clarification regarding clinical and manufacturing data from us in support of licensure of the product. We plan to respond to the FDA letter by providing a complete response to the FDA by December 31, 2001.

         FLUMIST(TM)--Liquid Formulation

The current formulation of FluMist is frozen. Because many international markets do not have distribution channels well-suited to the sale of frozen vaccines, we are developing a second generation refrigerator-stable, or liquid, formulation of FluMist, in conjunction with Wyeth. The liquid formulation is currently in Phase 3 development.

         Agreements

On July 16, 2001, we amended our cooperative research and development agreement for the development of FluMist with the National Institute of Allergy and Infectious Diseases of the National Institutes of Health. This amendment extends the term of the agreement to December 31, 2003 and provides for a fourth year of vaccination in the AV012 Field Community Intervention study.

On September 28, 2001, we executed an agreement with the St. Jude Children's Research Hospital of Memphis, Tennessee, providing us with license rights to biological materials and intellectual property related to a technology for rescuing influenza virus from a plasmid system. This technology may be used for further development of FluMist.

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

- A parainfluenza virus type 3, or PIV-3, vaccine to prevent a common cause of croup, a respiratory infection in children. We have performed initial clinical development work on PIV-3 and further clinical plans are under development.

- We also are using our proprietary technologies to develop new vaccine candidates, including vaccines for herpes simplex virus type 2, or HSV, the virus responsible for genital herpes, and respiratory syncytial virus, or RSV, a virus that causes severe lower respiratory infection in infants and young children.

    Senior Management

During September 2001, Ed Arcuri, Ph.D. was appointed senior vice president and chief operating officer, Carol Olson was appointed senior vice president and chief commercial officer, Luc Hermans was named vice president and UK site director and Michael Cowan was promoted to vice president, compliance. In November 2001, Mike Makris was named vice president, controller.

    Cumulative Losses

Since our inception in April 1992, we have devoted substantially all of our resources to our research and development programs and the preparation for the potential commercialization of FluMist. To date, we have not generated any revenues from the sale of products and do not expect to generate any revenues from the sale of products until the third quarter of 2002 at the earliest. We have incurred cumulative net losses of approximately $362.5 million as of September 30, 2001.

    Business Outlook

We anticipate our operating expenditures will be between $140 and $145 million in 2001. This increase from 2000 operating expenses is due primarily to an increase in the size of our operations and expenses that we expect to incur as we build infrastructure in support of potential commercialization of FluMist in the U.S. This increase includes amortization expense associated with our manufacturing activities in the United Kingdom. The portion of 2001 operating expenses that is depreciation and amortization is expected to be approximately $17.0 million, compared to $8.1 million for 2000. Net other income for the fourth quarter of 2001 is expected to be near zero due primarily to declines in interest rates.

Our goal is to launch FluMist in 2002 and participate in the 2002-2003 influenza season to the greatest extent possible. We already have begun manufacturing to support a potential commercial launch in 2002. The outcome and timing of the regulatory process will strongly influence product revenues during our first commercial season, therefore, we have not made revenue projections for 2002, nor do we expect to generate sufficient revenue to Aviron from FluMist sales to achieve profitability in 2002. Any and all revenues will depend upon the outcome and timing of the regulatory process, the labeled indications, the scope of any expanded recommendations for influenza vaccination by important medical organizations, the number of doses manufactured, the number of doses released and sold and the price of FluMist.

We expect capital expenditures to increase substantially as we commence building additional manufacturing facilities and commercialization systems. For the year ending December 31, 2001, we forecast that capital expenditures will be between $20 and $30 million.

    Business Risks

The most significant business risks we currently face are those related to the development and commercialization of FluMist, including without limitation, risks associated with the outcome and timing of the regulatory process, such as the risk that the FDA will determine that we need to conduct additional clinical trials and/or provide additional data in order to obtain licensure, determine that our manufacturing facilities are not adequate or otherwise determine that our license application for FluMist is incomplete or inadequate to approve the product for marketing to one or more target populations.

All of our potential near-term revenues are dependent on the commercialization of FluMist. Because of the seasonality of influenza, FluMist must be available for sale in the third or fourth quarter of each year for us to achieve revenues for that season. Delay in availability of FluMist in the initial year of commercialization, or in subsequent years, could cause us to lose revenues for an entire influenza season. Moreover, we may incur significant losses as a result of our decision to begin manufacturing FluMist at commercial scale before receipt of marketing approval from the FDA. Any of these risks may require us to raise additional capital to cover the costs of additional research and development, manufacturing and ongoing fixed costs.

For more information, including the VRBPAC's July 2001 recommendation that the data analysis for FluMist completed to date is not sufficient to support the safety of the vaccine at the time, and the August 31, 2001 receipt of a complete response letter from the FDA, see the discussion under the sections entitled "Regulatory Activities" and "Business Outlook" above. For other important risks that we face, see also the section entitled "Business Risks" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

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

RESULTS OF OPERATIONS

Three-Month and Nine-Month Periods Ended September 30, 2001 and 2000

The results for the three-month and nine-month periods ended September 30, 2000 reflect the implementation of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, as of January 1, 2000.

    Revenues

Revenues totaled $3.7 million and $11.7 million for the three and nine months ended September 30, 2001, respectively, compared to $3.6 million and $10.2 million for the respective periods of 2000. Revenues during the first nine months of 2001 and 2000 were comprised principally of revenue from Wyeth related to the clinical development and commercialization of FluMist, under the terms of our agreement.

    Operating Expenses

Operating expenses for the three and nine months ended September 30, 2001 totaled $36.3 million and $105.7 million, respectively, compared to $22.4 million and $74.3 million for the respective periods of 2000.

Research and development costs increased to $31.5 million and $91.5 million for the three and nine months ended September 30, 2001, respectively, from $19.0 million and $54.0 million for the respective periods of 2000. The increase in research and development costs was due primarily to increases in development activities, clinical trials and commercial scale-up expenses associated with FluMist. These commercial scale-up activities include increases in facilities, staffing and support systems at all company locations to accommodate the manufacture of FluMist at commercial scale volumes, the preparation for and response to the FDA's review of the BLA and pre-license inspections of the manufacturing facilities and clinical sites, and the manufacture of FluMist at-risk in anticipation of a potential product launch. The first quarter of 2000 also included a one-time non-cash charge for the acquisition of in-process research and development in the amount of $10.9 million due to the February 2000 amendment of our stock transfer agreement with the University of Michigan to accelerate the issuance of a warrant to the University.

General, administrative and marketing costs increased to $4.9 million and $14.2 million in the three and nine months ended September 30, 2001, respectively, from $3.4 million and $9.3 million in respective periods of 2000. The increase was due to growth in infrastructure, marketing-related expenses and other costs to support preparations for a potential commercial launch of FluMist. See the discussion in "Business Outlook" above regarding the estimated level of operating expenses for the full year of 2001.

    Other Income (Expense)

Net interest increased to net interest income of approximately $1.5 million and $3.8 million, respectively, for the three and nine months ended September 30, 2001, as compared to net interest expense of $52,000 and $1.8 million for the respective periods of 2000.

The increase in net interest is primarily the result of an increase in funds available for investment as a result of the sale of equity and convertible debt in February 2001 and savings of interest costs on debt that has been converted into common stock. These costs were partially offset by increased interest costs associated with the debt issued in February 2001 and the interest costs associated with the obligations to Evans Vaccines Limited, or Evans, undertaken in October 2000.

In addition, during the first quarter of 2001, we recorded a gain on our investment in NeuroVir Therapeutics Inc., or NeuroVir, in the amount of approximately $1.0 million, due to the merger of NeuroVir with MediGene, a German public company.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short- and long-term investments at September 30, 2001 of approximately $447.2 million. In order to preserve principal and maintain liquidity, our funds are invested primarily in United States Treasury and agency obligations, highly rated corporate obligations and other liquid investments.

During the nine months ended September 30, 2001, we generated net proceeds of approximately $390.5 million from the sale of convertible debt and equity securities, after deducting expenses and underwriters' discounts and commissions.

During the first nine months of 2001, $54.4 million of cash was used in operations, as compared to $51.7 million during the first nine months of 2000. The increase in cash used in operating activities was primarily due to increased expenditures for operating expenses, which are partially offset by the receipt in January 2001 of a $15.5 million milestone in connection with the acceptance of our BLA for review by the FDA and a $10.0 million advance from Wyeth to support manufacturing activities. As indicated in "Business Outlook" above, we anticipate that the amount of cash used in operating activities will increase in 2001 over that used in 2000 due to the scale-up of our operating expenditures in connection with the preparations for the potential commercialization of FluMist.

Cash expended for capital additions was approximately $15.7 million for the first nine months of 2001, as compared to approximately $3.4 million during the first nine months of 2000. Capital expenditures increased in 2001 primarily due to the completion of our acquisition of a lease in Speke, U.K., an expansion of manufacturing support facilities in Pennsylvania, the relocation of development laboratories and office space in California, increased expenditures for equipment for all facilities, and the initiation of projects to implement systems to support commercialization. As indicated in "Business Outlook" above, we expect our capital expenditures during 2001 to range between $20 and $30 million.

Principal payments under capital lease arrangements and long-term obligations were approximately $19.3 million during the first nine months of 2001, as compared to approximately $2.1 million for the first nine months of 2000. The increase is due principally to the early payoff of asset-backed loan balances in the aggregate principal amount of $13.7 million and a payment of $3.8 million under our long-term obligation to Evans.

During the first quarter of 2001, we exchanged approximately $33.5 million aggregate principal amount of our 5 3/4 percent convertible subordinated notes due 2005, or the 2005 Notes, for shares of our common stock in a number of privately negotiated transactions. Additional non-cash interest expense related to these exchanges was approximately $1.6 million.

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

As of September 30, 2001, we had cash and cash equivalents of $156.6 million, with a weighted-average interest rate of 3.64 percent per year and short-term investments with a basis of $251.3 million and a fair market value of $252.7 million, with a weighted-average interest rate of 4.33 percent per year. We also had long-term investments with a basis of $37.2 million and a fair market value of $37.8 million with a weighted-average interest rate of 4.88 percent per year.

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

On October 20, 2000 we terminated all rights and licenses to Sang-A Pharmaceutical Co., Ltd., or Sang-A, a Korean company, relating to FluMist. On August 21, 2001, Sang-A filed a lawsuit against Aviron in the United States District Court for the Northern District of California challenging the termination. The Complaint includes causes of action for breach of contract, breach of the covenant of good faith and fair dealing, unfair and deceptive business practices, injunctive relief, declaratory judgment, specific performance and promissory estoppel. On September 21, 2001 we filed an Answer and Counterclaim, in which we denied the allegations in Sang-A's Complaint. We also asserted several causes of action against Sang-A, including breach of contract, rescission, breach of the covenant of good faith and fair dealing and declaratory judgment. While we believe that Sang-A's claims are without merit, there can be no assurance that we will prevail in this litigation.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

                 ITEM       DESCRIPTION
                 ----       -----------
               * 10.35      1999 Non-Officer Equity Incentive Plan, as amended
                            as of September 24, 2001(1)

              ++ 10.54 Amendment Number Three (3) to Cooperative Research and Development Agreement AI-0062, by and between NIAID and Aviron, dated as of July 16, 2001

              ++ 10.55      License Agreement by and between St. Jude's
                            Children's Research Hospital, Inc. and Aviron, dated
                            September 28, 2001

              ----------

                *  Compensatory Plan or Agreement
               ++ Confidential treatment has been requested for portions of this exhibit.
              (1) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-72120) filed with the SEC on October 23, 2001.

         (b)  REPORTS ON FORM 8-K

              During the three months ended September 30, 2001, we filed the following reports on Form 8-K:

                  (i) Current report on Form 8-K, dated July 30, 2001, disclosing the FDA's Vaccines and Related Biological Products Advisory Committee recommendations for FluMist.

                  (ii) Current report on Form 8-K, dated September 4, 2001,
                       disclosing receipt of a complete response letter on August 31, 2001 from the FDA relating to our Biologics License Application for FluMist.

                                     AVIRON

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


AVIRON

Date:  November 13, 2001                By:  /s/ C. Boyd Clarke
     -----------------------                -----------------------------------
                                             C. Boyd Clarke
                                             Chairman, President and
                                             Chief Executive Officer

Date:  November 13, 2001                By:  /s/ Fred Kurland
     ----------------------                 -----------------------------------
                                             Fred Kurland
                                             Senior Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

    ITEM       DESCRIPTION
    ----       -----------
 * 10.35       1999 Non-Officer Equity Incentive Plan, as amended as of
               September 24, 2001 (1)

++ 10.54       Amendment Number Three (3) to Cooperative Research and
               Development Agreement AI-0062, by and between NIAID and Aviron, dated as of July 16, 2001

++ 10.55       License Agreement by and between St. Jude's Children's Research
               Hospital, Inc. and Aviron, dated September 28, 2001

----------

 *   Compensatory Plan or Agreement
++   Confidential treatment has been requested for portions of this exhibit.
(1) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-72120) filed with the SEC on October 23, 2001.